Form 10-Q
period 2025-06-30
Quantumsphere Acquisition Corp
filed 2025-09-19
CIK 2070900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-42787

Quantumsphere Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, Suite 304

New York, NY 10036

(Address of principal executive offices)

Tel: (212) 612-1400

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	QUMSU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	QUMS	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-seventh of one ordinary share	QUMSR	The Nasdaq Stock Market LLC

As of September 18, 2025, 11,406,650 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quantumsphere Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUMSPHERE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$7,559	$64,357
Other receivable	-	3,062
Prepaid expenses	-	50,000
Total Current Assets	7,559	117,419

Deferred offering costs	205,964	131,563
Total Assets	$213,523	$248,982

Liabilities and Shareholder’s (Deficit) Equity
Current Liabilities
Accrued expenses	$20,000	$40,000
Promissory note – related party	200,000	200,000
Total Current Liabilities	220,000	240,000

Commitments and Contingencies – see Note 6

Shareholder’s (Deficit) Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,898,000 shares issued and outstanding(1)	290	290
Additional paid-in capital	24,710	24,710
Accumulated deficit	(31,477)	(16,018)
Total Shareholder’s (Deficit) Equity	(6,477)	8,982
Total Liabilities and Shareholder’s (Deficit) Equity	$213,523	$248,982

(1)

Ordinary shares have been retroactively restated to reflect the first amendment to the Subscription Agreement, which allowed the Sponsor to increase the purchase of ordinary shares from 2,415,000 to 2,898,000 shares for $25,000, including an aggregate of up to 378,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter full exercise of its over-allotment option to purchase 1,080,000 units on August 7, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months ended June 30, 2025
Formation and operating costs	$15,750
Loss from operations	(15,750)

Other income:
Interest income	291
Net loss	$(15,459)

Basic and diluted weighted average shares outstanding(1)	2,520,000
Basic and diluted net loss per share	$(0.01)

(1)

Excludes an aggregate of up to 378,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Ordinary shares have been retroactively restated to reflect the first to the Subscription Agreement, which allowed the Sponsor to increase the purchase of ordinary shares from 2,415,000 to 2,898,000 shares for $25,000, including an aggregate of up to 378,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter full exercise of its over-allotment option to purchase 1,080,000 units on August 7, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

			Additional		Total Shareholder’s
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance–March 31, 2025	2,898,000	$290	$24,710	$(16,018)	$8,982
Net loss	-	-	-	(15,459)	(15,459)
Balance–June 30, 2025	2,898,000	$290	$24,710	$(31,477)	$(6,477)

(1)

Ordinary shares have been retroactively restated to reflect the first amendment to the Subscription Agreement, which allowed the Sponsor to increase the purchase of ordinary shares from 2,415,000 to 2,898,000 shares for $25,000, including an aggregate of up to 378,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5 and Note 9).

As a result of the underwriter full exercise of its over-allotment option to purchase 1,080,000 units on August 7, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net loss	$(15,459)
Changes in operating assets and liabilities:
Other receivable	3,062
Prepaid expense	50,000
Accrued expenses	(20,000)
Net cash provided in operating activities	17,603

Cash Flows from Financing Activities:
Payment of deferred offering costs	(74,401)
Net cash used financing activities	(74,401)

Net change in cash	(56,798)
Cash, Beginning of period	64,357
Cash, End of the period	$7,559

Non-cash investing and financing disclosure:
Deferred offering costs included in accrued expenses	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Quantumsphere Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated under the laws of the Cayman Islands with limited liability on July 23, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. For the period from July 23, 2024 (inception) through June 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

The Company’s sponsor is Whiteowl Holdings LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the IPO was declared effective on August 5, 2025. On August 7, 2025, the Company consummated its IPO of 8,280,000 units (the “Public Units’), including the full exercise of the over-allotment option of 1,080,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $82,800,000. Simultaneously with the IPO, the Company sold to its Sponsor 228,650 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,286,500, which is described in Note 4.

Transaction costs amounted to $4,459,070 consisting of $3,898,500 of underwriting commissions, $586,500 of which was paid in cash at the closing date of the IPO, and $560,570 of legal and other offering costs. At the IPO date, cash of $902,598 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

Upon the closing of the IPO, management has agreed that at least $10.00 per public share underlying Units sold in the IPO will be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and which invest solely in U.S. Treasuries. The Trust Fund will be deposited into the Trust Account in the U.S. to be released only in the event of either: (i) the consummation of a Business Combination or (ii) the Company’s failure to complete a Business Combination within the applicable period of time.

The Company will provide its holders of the outstanding Public Shares (the “Public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO on August 7, 2025 in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO (other than Public Shares purchased outside of a redemption offer which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto) in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company have 18 months from the consummation of the IPO, or February 6, 2027, to consummate its initial business combination (“Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the other Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares, and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Shareholders acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Going Concern Consideration

As of June 30, 2025, the Company had $7,559 of cash and a working capital deficit of $212,441. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until February 6, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on August 14, 2025. The interim results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected through March 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $7,559 and $64,357 in cash and none in cash equivalents as of June 30, 2025 and March 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Total offering costs were $4,459,070 consisting principally of $3,898,500 underwriting fees and $560,570 legal and other expenses that were directly related to the IPO. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ equity, based on the classification of underlying financial instruments, upon the completion of the IPO.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares (valued at $10 per share) sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 378,000 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Notes 5). As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 as of March 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 as of March 31, 2025 and there were no significant impact.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On August 7, 2025, the Company sold 8,280,000 Units (including full over-allotment of 1,080,000 units), at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-seventh (1/7) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 228,650 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,286,500. Each Private Unit was identical to the Public Units sold in the IPO, except as described below.

Each Private Unit consists of one ordinary share (“Private Share”) and one right (“Private Right”). Each Private Right will convert into one-seventh (1/7) of one ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless. Private Placement Units and all underlying securities will not be transferable, assignable, or saleable until the completion of a Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

Upon the Company’s initial capitalization, the Sponsor subscribed for 2,875,000 ordinary shares of the Company. On March 9, 2025, the Company entered into a subscription agreement with the Sponsor for the purchase of 2,415,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0104 per ordinary share. As a result, the Sponsor surrendered 460,000 ordinary shares for no consideration to the Company for the cancellation on May 6, 2025 and as of that date, held the balance of 2,415,000 ordinary shares. On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000, of which 378,000 are subject to forfeiture. As a result of the underwriter’s full excise of its over-allotment option on August 7, 2025, no shares are subject to forfeiture.

The Initial Shareholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares for a time period ending on the date that is the earlier of (A) six months after the completion of the Company’s initial business combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after its initial business combination that results in all of the public shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property. The Initial Shareholders also agree not to transfer any ownership interest in, except to permitted transferees, their private placement until at least 30 days following the completion of the business combination.

Promissory Note — Related Party

On March 9, 2025 and July 22, 2025, the Sponsor agreed to loan the Company an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes are unsecured, interest-free and due on the date on which the Company closes the IPO. As of June 30, 2025 and March 31, 2025, the Company has an outstanding loan balance of $200,000 under the Promissory Notes for each period. The outstanding loan balance of $210,000 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 7, 2025.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 5, 2025, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors, or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans (“Working Capital Loans”) may be convertible into private units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Private Placement Units.

As of June 30, 2025 and March 31, 2025, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares issued and outstanding as of August 7, 2025, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make demands that the Company register such securities. Both the holders of the Founder Shares and the holders of the private units as well as shares issued in payment of working capital loans made to the Company, if applicable, will have the ability to elect to exercise these registration rights at any time after the consummation of an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted SPAC Advisory Partners (“SAP”), the representative of the underwriters, a 45-day option from the date of the registration statement to purchase up to 1,080,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on August 7, 2025.

The underwriter is entitled to a cash underwriting discount of 0.71% of the gross proceeds of the IPO, or $586,500 including the full excise of over-allotment option by the underwriter. In addition, the underwriter is entitled to a deferred fee of 4.0% of the gross proceeds of the IPO, or $3,312,000, which will be paid upon the closing of a Business Combination solely from amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination and such deferred fee shall be capped at such amount so remaining in the Trust Account.

Right of First Refusal

The Company has granted SAP a right of first refusal for a period commencing from the consummation of the IPO until the earlier of (i) 10 months after the consummation of the initial business combination (or the liquidation of the Trust Account in the event that the Company fails to consummate its initial business combination within the prescribed time period) or (ii) 36 months after the consummation of the IPO in accordance with FINRA Rule 5110(g)(6)(A) to act as lead financial advisor, capital markets advisor, underwriter and/or private placement agent in connection with any initial business combination or in connection with any financing that occurs between the closing of the IPO and the date that is the earlier of (i) 10 months after the closing of the initial business combination or (ii) 36 months after the consummation of the IPO.

Note 7 — Shareholder’s Deficit

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. Upon the Company’s initial capitalization, the Sponsor subscribed for 2,875,000 ordinary shares of the Company. On March 9, 2025, the Company entered into a subscription agreement with the Sponsor for the purchase of 2,415,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0104 per ordinary share. As a result, the Sponsor surrendered 460,000 ordinary shares for no consideration to the Company for the cancellation on May 6, 2025 and, as of that date, held the balance of 2,415,000 ordinary shares. On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000.

Rights — As of June 30, 2025 and March 31, 2025, there were no rights outstanding. Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chairman, Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended June 30, 2025
Formation and operating costs	$15,750

The key measure of segment profit or loss reviewed by our CODM is formation and operating costs. Formation and operating costs include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

On August 5, 2025, the Company entered into an Administrative Services Agreement with the Sponsor, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services.

On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000. As a result of the underwriter’s full exercise of its over-allotment option on August 7, 2025, no shares are subject to forfeiture.

On August 7, 2025, the Company consummated its IPO of 8,280,000 units (the “Public Units’), including the full exercise of the over-allotment option of 1,080,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per Unit generating gross proceeds of $82,800,000. Simultaneously with the IPO, the Company sold to its Sponsor 228,650 Private Units at $10.00 per Private Unit in a private placement generating total gross proceeds of $2,286,500.

On August 7, 2025, the Company repaid the outstanding Promissory Note balance of $210,000 to the Sponsor upon the closing of the IPO.

On August 8, 2025, the Company entered into a finder’s agreement (the “Finder’s Agreement”), by and between the Company and Aspira Capital Consulting LTD (the “Finder”). Pursuant to the Finder’s Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $300,000, payable upon the execution of Finder’s Agreement. The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval.

The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Quantumsphere Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On August 7, 2025, the Company consummated its IPO of 8,280,000 units (the “Public Units’), including the full exercise of the over-allotment option of 1,080,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per Unit generating gross proceeds of $82,800,000. Simultaneously with the IPO, the Company sold to its Sponsor 228,650 Private Units at $10.00 per Private Unit in a private placement generating total gross proceeds of $2,286,500.

On August 8, 2025, the Company entered into a finder’s agreement (the “Finder’s Agreement”), by and between the Company and Aspira Capital Consulting LTD (the “Finder”). Pursuant to the Finder’s Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $300,000, payable upon the execution of Finder’s Agreement. The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws and is not acting as a broker-dealer in connection with the transaction.

The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2024 (inception) through June 30, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had a net loss of $15,459, which consisted of formation and operating costs of $15,750, offset by interest income of $291.

Liquidity and Capital Resources

On August 7, 2025, we consummated our IPO of 7,200,000 units (the “Units”), at $10.00 per Unit. In connection with the closing of the IPO, the underwriter fully exercised its over-allotment option to purchase 1,080,000 additional Units for an aggregate of 8,280,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $82,800,000. Simultaneously with the closing of our IPO, we consummated the sale of 228,650 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,286,500.

Upon the closing of the IPO and the private placement on August 7, 2025, a total of $82,800,000 from the net proceeds of the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters in the IPO in an amount equal to 4.0% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2025, we had cash of $7,559 and a working capital deficit of $212,441. Prior to the completion of the IPO, the Company's liquidity requirements were met through a $25,000 payment from the Sponsor for Founder Shares, as well as unsecured promissory note loans provided by the Sponsor in the amounts of $200,000 on March 9, 2025, and $500,000 on July 22, 2025.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until February 6, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On March 9, 2025 and July 22, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). Prior to the closing of the IPO on August 7, 2025, the Company has an outstanding loan balance of $210,000 under the Promissory Notes. The Promissory Notes are unsecured, interest-free and due on the date on which the Company closes the IPO. The loan balance was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 7, 2025.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 5, 2025, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation of a business combination or the Company’s liquidation, to pay the Sponsor a total of $20,000 per month for office space and administrative and support services.

Underwriting Agreement

We granted SPAC Advisory Partners (“SAP”), the representative of the underwriters, a 45-day option from the date of IPO, to purchase up to 1,080,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on August 7, 2025.

The underwriters is entitled to a cash underwriting discount of 0.71% of the gross proceeds of the Proposed Public Offering, or $510,000 (or $586,500 if the over-allotment option is exercised in full). In addition, SAP will be entitled to a deferred fee of 4.0% of the gross proceeds of the Proposed Public Offering, or $3,312,000, which will be paid upon the closing of a Business Combination solely from amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination and such deferred fee shall be capped at such amount so remaining in the Trust Account.

Right of First Refusal

We granted SAP a right of first refusal for a period commencing from the consummation of the IPO until the earlier of (i) 10 months after the consummation of the initial business combination (or the liquidation of the Trust Account in the event that the Company fails to consummate its initial business combination within the prescribed time period) or (ii) 36 months after the consummation of the IPO in accordance with FINRA Rule 5110(g)(6)(A) to act as lead financial advisor, capital markets advisor, underwriter and/or private placement agent in connection with any initial business combination or in connection with any financing that occurs between the closing of the IPO and the date that is the earlier of (i) 10 months after the closing of the initial business combination or (ii) 36 months after the consummation of the IPO.

Finder’s Agreement

On August 8, 2025, the Company entered into a Finder’s Agreement with Aspira Capital Consulting LTD. Pursuant to the Finder’s Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $300,000, payable upon the execution of Finder’s Agreement. The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws and is not acting as a broker-dealer in connection with the transaction.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 as of March 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 as of March 31, 2025 and there were no significant impact.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitment and contingencies in its financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2024, the Sponsor acquired an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000. On March 9, 2025, the Company entered into a subscription agreement with the Sponsor for the purchase of 2,415,000 ordinary shares for an aggregated consideration of $25,000. As a result, the Sponsor surrendered 460,000 ordinary shares for no consideration to the Company for the cancellation on May 6, 2025 and as of that date, held the 2,415,000 founder shares. On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000, reflecting a purchase price of approximately $0.0086 per ordinary share. Of these, 378,000 founder shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Following the full excise of the underwriter’s over-allotment option on August 7, 2025, no founder shares are subject to forfeiture. Accordingly, the Sponsor currently holds 2,898,000 founder shares.

On August 7, 2025, the Company consummated its initial public offering (the “IPO”) of 7,200,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-seventh (1/7) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $72,000,000. In connection with the closing of the IPO, the underwriter fully exercised its over-allotment option to purchase 1,080,000 additional Units for an aggregate of 8,280,000 Units sold.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 228,650 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,286,500.

Following the closing of our IPO, an aggregate of $82,800,000 from the net proceeds of the IPO and the sale of the Private Placement Units was held in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.9	Finders’ Fee Agreement between the Registrant and Aspira Capital Consulting LTD.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2025

Quantumsphere Acquisition Corporation

By:	/s/ Ping Zhang
Name:	Ping Zhang
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)