Form 10-Q
period 2025-09-30
Quantumsphere Acquisition Corp
filed 2025-11-14
CIK 2070900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 14, 2025, 11,406,650 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quantumsphere Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUMSPHERE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$444,818	$64,357
Other receivable	-	3,062
Advance – related party	145,000	-
Prepaid expenses	-	50,000
Total Current Assets	589,818	117,419

Deferred offering costs	-	131,563
Investments held in Trust Account	83,302,976	-
Total Assets	$83,892,794	$248,982

Liabilities, Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accrued expenses	$50,160	$40,000
Promissory note – related party	-	200,000
Total Current Liabilities	50,160	240,000

Deferred underwriting fee payable	3,312,000	-
Total Liabilities	3,362,160	240,000

Commitments and Contingencies – see Note 6

Ordinary shares subject to possible redemption, 8,280,000 shares and 0 shares at redemption value of $10.06 and $0 per share as of September 30, 2025 and March 31, 2025, respectively	83,302,976	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,126,650 shares and 2,898,000 shares issued and outstanding(1) as of September 30, 2025 and March 31, 2025, respectively (excluding 8,280,000 shares subject to possible redemption)	313	290
Additional paid-in capital	-	24,710
Accumulated deficit	(2,772,655)	(16,018)
Total Shareholders’ (Deficit) Equity	(2,772,342)	8,982
Total Liabilities, Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$83,892,794	$248,982

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

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,080,000 units on August 7, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2025	For the Period from July 23, 2024 (Inception) to September 30, 2024	For the Six Months Ended September 30, 2025
General and administrative expenses	$596,977	$12,089	$612,727
Loss from operations	(596,977)	(12,089)	(612,727)

Other income:
Interest income	3,682	-	3,973
Interest earned on investments held in Trust Account	502,976	-	502,976
Total other income	506,658	-	506,949
Net loss	$(90,319)	$(12,089)	$(105,778)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,860,000	-	2,443,279
Basic and diluted net income per share, ordinary shares subject to possible redemption	$(0.01)	$-	$(0.02)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	2,876,077	2,898,000	2,699,011
Basic and diluted net income per share, non-redeemable ordinary shares	$(0.01)	$(0.00)	$(0.02)

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

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,080,000 units on August 7, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2025

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2025	2,898,000	$290	$24,710	$(16,018)	$8,982
Net loss	-	-	-	(15,459)	(15,459)
Balance – June 30, 2025	2,898,000	$290	$24,710	$(31,477)	$(6,477)
Issuance of Private Placement Units	228,650	23	2,286,477	-	2,286,500
Issuance of Public Rights net of issuance costs	-	-	1,801,841	-	1,801,841
Remeasurement of carrying value to redemption value	-	-	(6,763,887)	-	(6,763,887)
Accretion of additional paid-in capital to accumulated deficit	-	-	2,650,859	(2,650,859)	-
Net loss	-	-	-	(90,319)	(90,319)
Balance – September 30, 2025	3,126,650	$313	$-	$(2,772,655)	$(2,772,342)

FOR THE PERIOD FROM JULY 23, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – July 23, 2024 (Inception)	-	$-	$-	$-	$-
Founder shares issued to the Sponsor(1)	2,898,000	290	24,710	-	25,000
Net loss	-	-	-	(12,089)	(12,089)
Balance – September 30, 2024	2,898,000	$290	$24,710	$(12,089)	$12,911

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

As a result of the underwriter’s full exercise of its over-allotment option to purchase 1,080,000 units on August 7, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended September 30, 2025	For the Period from July 23, 2024 (Inception) to September 30, 2024
Cash Flows from Operating Activities:
Net loss	$(105,778)	$(12,089)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(502,976)	-
Changes in operating assets and liabilities:
Prepaid expenses	50,000	50,000
Other receivable	3,062	(3,062)
Accounts payable and accrued expenses	10,160	3,089
Net cash used in operating activities	(545,532)	(62,062)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(82,800,000)	-
Net cash used in investing activities	(82,800,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of public units	82,800,000	-
Proceeds from sale of Private Placements units	2,286,500	-
Payment of underwriter fees	(586,500)	-
Proceeds from issuance of founder shares to Sponsor	-	25,000
Repayment of promissory note - related party	(200,000)	-
Proceeds from promissory note- related party	-	200,000
Advance - related party	(145,000)	-
Payment of offering costs	(429,007)	(11,563)
Net cash provided by financing activities	83,725,993	213,437

Net Changes in Cash	380,461	151,375
Cash - Beginning of period	64,357	-
Cash - End of period	$444,818	$151,375

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of additional paid in capital to accumulated deficit	$2,650,859	$-
Remeasurement of carrying value to redemption value	$6,763,887	$-
Deferred underwriting fee payable	$3,312,000	$-
Prior year deferred offering cost charged to additional paid-in capital	$131,563	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Quantumsphere Acquisition Corporation (the “Company” or “Quantumsphere”) is a blank check company incorporated under the laws of the Cayman Islands with limited liability on July 23, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. For the period from July 23, 2024 (inception) through September 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

The Company’s sponsor is Whiteowl Holdings LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the IPO was declared effective on August 5, 2025. On August 7, 2025, the Company consummated its IPO of 8,280,000 units (the “Public Units”), including the full exercise of the over-allotment option of 1,080,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $82,800,000. Simultaneously with the IPO, the Company sold to its Sponsor 228,650 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,286,500, which is described in Note 4.

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

Merger Agreement

On October 3, 2025, Quantumsphere Acquisition Corporation (the “Company” or the “SPAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Omnivate Global Ltd., a Cayman Islands exempted company (“HoldCo”), SACH Pte. Ltd., a Singapore exempted company (“SACH”), QUMS Pubco Ltd., a Cayman Islands exempted company (“Pubco”) and wholly owned subsidiary of the Company, and SACH Merge Sub Ltd., a Cayman Islands exempted company and wholly owned subsidiary of Pubco (“Merger Sub”). In connection with the proposed business combination described in the Merger Agreement, the Company caused the formation of Pubco and Merger Sub. Each of Pubco and Merger Sub has been duly incorporated as a Cayman Islands exempted company in accordance with the terms of the Merger Agreement.

On the terms and subject to the conditions of the Merger Agreement, the Company will merge with and into Pubco, with Pubco surviving as the publicly listed company (the “SPAC Merger”). Immediately prior to the Acquisition Merger (as defined below), HoldCo will become the direct parent of SACH. Immediately thereafter, Merger Sub will merge with and into HoldCo, with HoldCo surviving as a wholly-owned subsidiary of Pubco (the “Acquisition Merger”). The SPAC Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Business Combination,” and as a result of the Business Combination, Pubco will continue as a Cayman Islands exempted company, with HoldCo and SACH as its wholly-owned subsidiaries, and Pubco’s ordinary shares are expected to remain listed on the Nasdaq Stock Market LLC.

Under the Merger Agreement, all of the issued and outstanding shares of SACH will be exchanged for newly issued ordinary shares of Pubco, and no cash consideration will be paid to SACH shareholders. The transaction values SACH at an equity value of approximately $300 million. Upon completion of the Business Combination, the existing shareholders of SACH will receive newly issued ordinary shares of Pubco based on the agreed valuation in the Merger Agreement, and the existing shareholders of the Company (including the Sponsor) will retain their existing equity interests in Pubco following the transaction. The final ownership percentages will depend on the level of redemptions by Quantumsphere’s public shareholders and other transaction adjustments.

Settlement of the SPAC’s Operation and Maintenance Fees

Under the Merger Agreement, SACH and HoldCo agreed to advance certain operation and maintenance funding to the Sponsor in three loans (“Sponsor Loan”) totaling $1.0 million. Each Sponsor Loan is documented by a promissory note issued by the Sponsor. If SACH and HoldCo fails to fund any of these loans by the applicable due date, such failure constitutes a material breach of the Merger Agreement. In such event, the Parent has the sole discretion to terminate the Merger Agreement and seek the applicable break-up fee.

The Sponsor may, in its sole discretion, repay any of Sponsor Loan I, Sponsor Loan II, or Sponsor Loan III in cash or in Sponsor Promote Shares valued at $10.00 per share.

Sponsor Loan I and II were fully funded in the amount of $250,000 each time on October 9, 2025 and October 17, 2025, respectively. Sponsor Loan III is expected to be executed December 31, 2025.

Closing Conditions and Termination

The closing of the Business Combination is subject to approval by the shareholders of both the Company and SACH, regulatory approvals, satisfaction of customary closing conditions and the availability of minimum cash proceeds following any redemptions of the Company’s public shares. The Merger Agreement may be terminated by either party under customary circumstances, including failure to consummate the transaction by July 31, 2026 or a material breach of representations, warranties, or covenants.

Sponsor Support Agreement

Whiteowl Holdings LLC, the sponsor of the Company (the “Sponsor”), entered into a Sponsor Support Agreement pursuant to which it agreed to vote its shares of the Company in favor of the Merger Agreement and take certain other actions in support of the transaction.

Company Shareholder Support Agreement

Certain shareholders of SACH entered into a Company Shareholder Support Agreement, dated October 3, 2025, pursuant to which they agreed, among other things, to vote all of their SACH shares in favor of the Merger Agreement and the transactions contemplated thereby, to appear for purposes of establishing a quorum at any applicable shareholder meetings, and to comply with specified transfer restrictions prior to the closing of the Business Combination. The agreement also contains customary covenants relating to non-transfer, non-solicitation, support of the Transaction Documents and cooperation in connection with regulatory and shareholder approval processes.

Lock-Up Agreements

Pubco, the Sponsor, certain HoldCo shareholders, and other key holders entered into Lock-Up Agreements restricting the transfer of certain Pubco ordinary shares for specified periods following the closing of the Business Combination.

Registration Rights Agreement

Pubco, the Sponsor, and certain investors entered into a Registration Rights Agreement providing such investors with customary demand and piggyback registration rights with respect to Pubco ordinary shares received in the Business Combination.

Settlement of the SPAC’s Operation and Maintenance Fees

Under the Merger Agreement, SACH and HoldCo agreed to advance certain operation and maintenance funding to the Sponsor in three loans (“Sponsor Loan”) totaling $1.0 million. Each Sponsor Loan is documented by a promissory note issued by the Sponsor. If SACH and HoldCo fail to fund any of these loans by the applicable due date, such failure constitutes a material breach of the Merger Agreement. In such event, the Parent has the sole discretion to terminate the Merger Agreement and seek the applicable break-up fee.

The Sponsor may, in its sole discretion, repay any of Sponsor Loan I, Sponsor Loan II, or Sponsor Loan III in cash or in Sponsor Promote Shares valued at $10.00 per share.

Sponsor Loan I and II were fully funded in the amount of $250,000 each time on October 9, 2025 and October 17, 2025, respectively. Sponsor Loan III is expected to be executed by December 31, 2025.

Going Concern Consideration

As of June 30, 2025, the Company had $444,818 of cash and a working capital of $539,658. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until February 6, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on August 14, 2025. The interim results for the three months and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected through March 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $444,818 and $64,357 in cash and none in cash equivalents as of September 30, 2025 and March 31, 2025, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares (valued at $10 per share) sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of September 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of September 30, 2025, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights	-	(1,904,400)
Allocation of offering costs related to redeemable shares	-	(4,356,511)

Plus:
Remeasurement of carrying value to redemption value	-	6,763,887
Ordinary shares subject to possible redemption – September 30, 2025	8,280,000	$83,302,976

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 378,000 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Notes 5). As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

The net loss per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three Months Ended September 30, 2025	For the Period from July 23, 2024 (Inception) to September 30, 2024	Six Months Ended September 30, 2025
Net loss	$(90,319)	$(12,089)	$(105,778)

	Three Months Ended September 30, 2025		For the Period from July 23, 2024 (Inception) to September 30, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(65,543)	$(24,776)	$-	$(12,089)

Denominator:
Basic and diluted weighted average shares outstanding	4,860,000	2,876,077	-	2,898,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$-	$(0.00)

	Six Months Ended September 30, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(50,259)	$(55,519)

Denominator:
Basic and diluted weighted average shares outstanding	2,443,279	2,699,011
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 as of March 31, 2025 and there was no significant impact.

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

Advance — Related Party

Prior to the closing of the IPO, the Company provided $165,000 to the Sponsor for the purchase of a two-year Directors and Officers Liability policy with a total premium of $145,000 and a vendor retainer payment of $20,000 which was paid during the quarter ended September 30, 2025. The total insurance premium of $145,000 was paid after September 30, 2025.

Promissory Note — Related Party

On March 9, 2025 and July 22, 2025, the Sponsor agreed to loan the Company an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes are unsecured, interest-free and due on the date on which the Company closes the IPO. The outstanding loan balance of $210,000 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 7, 2025. As of September 30, 2025 and March 31, 2025, the Company had $0 and $200,000 outstanding loan balance under the Promissory Notes, respectively.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 5, 2025, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. The Company incurred and paid $30,000 for each of the three and nine months ended September 30, 2025. The Company did not incur any administrative fees during fiscal year ended March 31, 2025.

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

As of September 30, 2025 and March 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Finder’s Fee Agreement

On August 8, 2025, the Company entered into a Finder’s Engagement Agreement with Aspira Capital Consulting LTD (the “Finder”), pursuant to which the Finder has been engaged on a nonexclusive basis to introduce potential target businesses to the Company in connection with a potential initial business combination. Under the terms of the agreement, the Company agreed to pay the Finder a one-time non-refundable retainer fee of $300,000 upon execution of the agreement and, upon the successful closing of a business combination, a success fee of $3,500,000. The Finder will also be entitled to reimbursement, on a monthly basis, of reasonable out-of-pocket expenses, subject to an aggregate cap of $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. As of September 30, 2025, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

Note 7 — Shareholder’s Deficit

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. Upon the Company’s initial capitalization, the Sponsor subscribed for 2,875,000 ordinary shares of the Company. On March 9, 2025, the Company entered into a subscription agreement with the Sponsor for the purchase of 2,415,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0104 per ordinary share. As a result, the Sponsor surrendered 460,000 ordinary shares for no consideration to the Company for the cancellation on May 6, 2025 and, as of that date, held the balance of 2,415,000 ordinary shares. On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000. At September 30, 2025 and March 31, 2025, there were 3,126,650 and 2,898,000 (retroactively restated to reflect the additional share purchase by the Sponsor) ordinary shares issued and outstanding, respectively.

Rights — Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30, 2025	For the Period from July 23, 2024 (Inception) to September 30, 2024	For the Six Months Ended September 30, 2025
General and administrative expenses	$596,977	$12,089	$612,727
Interest earned on investments held in Trust Account	$502,976	$-	$502,976

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based on its review, management did not identify any subsequent events, other than the Sponsor Loan fundings described below and the Merger Agreement and related agreements discussed in Note 1, that would require adjustment to, or additional disclosure of, the accompanying financial statements.

On Sponsor Loan I and II were fully funded in the amount of $250,000 each time on October 9, 2025 and October 17, 2025, respectively.

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

Recent Developments

On August 7, 2025, the Company consummated its initial public offering (“IPO”) of 8,280,000 units (the “Public Units”), including the full exercise of the underwriter’s over-allotment option for 1,080,000 additional Units, at a price of $10.00 per Unit, generating gross proceeds of $82,800,000. Simultaneously with the IPO, the Company completed a private placement with its sponsor, Whiteowl Holdings LLC, of 228,650 private units at $10.00 per unit, generating additional gross proceeds of $2,286,500. A total of $82,800,000 of the net proceeds from the IPO and private placement was deposited into a trust account for the benefit of the Company’s public shareholders.

On August 8, 2025, the Company entered into a finder’s agreement with Aspira Capital Consulting LTD (“Aspira”) pursuant to which the Company agreed to pay Aspira (i) a one-time, non-refundable retainer fee of $300,000, (ii) a success fee of $3,500,000 payable upon the closing of a qualifying transaction, and (iii) reimbursement for reasonable out-of-pocket expenses up to $150,000 without prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. As of September 30, 2025, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

Merger Agreement

On October 3, 2025, Quantumsphere Acquisition Corporation (the “Company” or the “SPAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Omnivate Global Ltd., a Cayman Islands exempted company (“HoldCo”), SACH Pte. Ltd., a Singapore exempted company (“SACH”), QUMS Pubco Ltd., a Cayman Islands exempted company (“Pubco”) and wholly owned subsidiary of the Company, and SACH Merge Sub Ltd., a Cayman Islands exempted company and wholly owned subsidiary of Pubco (“Merger Sub”). In connection with the proposed business combination described in the Merger Agreement, the Company caused the formation of Pubco and Merger Sub. Each of Pubco and Merger Sub has been duly incorporated as a Cayman Islands exempted company in accordance with the terms of the Merger Agreement.

On the terms and subject to the conditions of the Merger Agreement, the Company will merge with and into Pubco, with Pubco surviving as the publicly listed company (the “SPAC Merger”). Immediately prior to the Acquisition Merger (as defined below), HoldCo will become the direct parent of SACH. Immediately thereafter, Merger Sub will merge with and into HoldCo, with HoldCo surviving as a wholly-owned subsidiary of Pubco (the “Acquisition Merger”). The SPAC Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Business Combination,” and as a result of the Business Combination, Pubco will continue as a Cayman Islands exempted company, with HoldCo and SACH as its wholly-owned subsidiaries, and Pubco’s ordinary shares are expected to remain listed on the Nasdaq Stock Market LLC.

Under the Merger Agreement, all of the issued and outstanding shares of SACH will be exchanged for newly issued ordinary shares of Pubco, and no cash consideration will be paid to SACH shareholders. The transaction values SACH at an equity value of approximately $300 million. Upon completion of the Business Combination, the existing shareholders of SACH will receive newly issued ordinary shares of Pubco based on the agreed valuation in the Merger Agreement, and the existing shareholders of the Company (including the Sponsor) will retain their existing equity interests in Pubco following the transaction. The final ownership percentages will depend on the level of redemptions by Quantumsphere’s public shareholders and other transaction adjustments.

Closing Conditions and Termination

The closing of the Business Combination is subject to approval by the shareholders of both the Company and SACH, regulatory approvals, satisfaction of customary closing conditions and the availability of minimum cash proceeds following any redemptions of the Company’s public shares. The Merger Agreement may be terminated by either party under customary circumstances, including failure to consummate the transaction by July 31, 2026 or a material breach of representations, warranties, or covenants.

Sponsor Support Agreement

Whiteowl Holdings LLC, the sponsor of the Company (the “Sponsor”), entered into a Sponsor Support Agreement pursuant to which it agreed to vote its shares of the Company in favor of the Merger Agreement and take certain other actions in support of the transaction.

Lock-Up Agreements

Pubco, the Sponsor, certain HoldCo shareholders, and other key holders entered into Lock-Up Agreements restricting the transfer of certain Pubco ordinary shares for specified periods following the closing of the Business Combination.

Registration Rights Agreement

Pubco, the Sponsor, and certain investors entered into a Registration Rights Agreement providing such investors with customary demand and piggyback registration rights with respect to Pubco ordinary shares received in the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2024 (inception) through September 30, 2025 were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three ended September 30, 2025, we had a net loss of $90,319, which consisted of general and administrative expenses of $596,977, partially offset by interest income of $506,658.

For the six months ended September 30, 2025, we had a net loss of $105,778, which consisted of general and administrative expenses of $612,727, partially offset by interest income of $506,949.

For the period from July 23, 2024 (Inception) to September 30, 2024, we had a net loss of $12,089, all of which consisted of general and administrative expenses.

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

As of September 30, 2025, we had cash of $444,818 and a working capital of $539,658.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Finder’s Agreement

On August 8, 2025, the Company entered into a Finder’s Agreement with Aspira Capital Consulting LTD. Pursuant to the Finder’s Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $300,000, payable upon the execution of Finder’s Agreement. The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws and is not acting as a broker-dealer in connection with the transaction. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. As of September 30, 2025, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitment and contingencies in its financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2024, the Sponsor acquired an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000. On March 9, 2025, the Company entered into a subscription agreement with the Sponsor for the purchase of 2,415,000 ordinary shares for an aggregated consideration of $25,000. As a result, the Sponsor surrendered 460,000 ordinary shares for no consideration to the Company for the cancellation on May 6, 2025 and as of that date, held the 2,415,000 founder shares. On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000, reflecting a purchase price of approximately $0.0086 per ordinary share. Of these, 378,000 founder shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Following the full excercise of the underwriter’s over-allotment option on August 7, 2025, no founder shares are subject to forfeiture. Accordingly, the Sponsor currently holds 2,898,000 founder shares.

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

On September 26, 2025, the Company announced that holders of its Units could elect to separately trade the Ordinary Shares and Rights included in the Units, commencing on or about September 30, 2025. The Units, Ordinary Shares, and Rights trade on The Nasdaq Stock Market LLC under the symbols “QUMSU,” “QUMS,” and “QUMSR,” respectively.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) On September 26, 2025, the Company issued a press release announcing that holders of its 8,280,000 units sold in its initial public offering may elect to separately trade the ordinary shares and rights included in the units, commencing on or about September 30, 2025. Any units not separated will continue to trade on the Nasdaq Global Market under the symbol “QUMSU,” and the separated ordinary shares and rights trade under the symbols “QUMS” and “QUMSR,” respectively. A copy of the press release was furnished as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2025.

(b) On October 10, 2025, the Company filed an Amendment No. 1 to its Current Report on Form 8-K originally filed on August 13, 2025, to include additional disclosure regarding a finder fee agreement dated August 8, 2025, with Aspira Capital Consulting LTD. The amendment did not otherwise modify the information previously reported.

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

Date: November 14, 2025

Quantumsphere Acquisition Corporation

By:	/s/ Ping Zhang
Name:	Ping Zhang
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)