Form 10-Q
period 2025-12-31
Quantumsphere Acquisition Corp
filed 2026-02-20
CIK 2070900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2025

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

As of February 19, 2026, 11,406,650 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quantumsphere Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2025 (Unaudited) and March 31, 2025	1
	Unaudited Condensed Statements of Operations for the Three Months and Nine Months ended December 31, 2025 and for the Three Months Ended December 31, 2024 and for the Period from July 23, 2024 (Inception) Through December 31, 2024	2
	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine months Ended December 31, 2025 and for the Three Months Ended December 31, 2024 and for the Period from July 23, 2024 (Inception) Through December 31, 2024	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2025 and for the Period from July 23, 2024 (Inception) Through December 31, 2024	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

SIGNATURES		29

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUMSPHERE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$281,173	$64,357
Other receivable	-	3,062
Prepaid expenses	73,014	50,000
Total Current Assets	354,187	117,419

Prepaid expenses	42,592	-
Deferred offering costs	-	131,563
Investments held in Trust Account	84,106,582	-
Total Assets	$84,503,361	$248,982

Liabilities, Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accrued expenses	$139,127	$40,000
Promissory note – related party	-	200,000
Total Current Liabilities	139,127	240,000

Deferred underwriting fee payable	3,312,000	-
Total Liabilities	3,451,127	240,000

Commitments and Contingencies – see Note 6

Ordinary shares subject to possible redemption, $0.0001 par value, 8,280,000 shares at redemption value of $10.16 per share	84,106,582	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,126,650 shares and outstanding (excluding 8,280,000 shares subject to possible redemption)(1)	313	290
Additional paid-in capital	-	24,710
Accumulated deficit	(3,054,661)	(16,018)
Total Shareholders’ (Deficit) Equity	(3,054,348)	8,982
Total Liabilities, Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$84,503,361	$248,982

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2025	For the Nine Months Ended December 31, 2025	For the Three Months Ended December 31, 2024	For the Period from July 23, 2024 (Inception) to December 31, 2024
General and administrative expenses	$284,738	$897,465	$4,266	$16,355
Loss from operations	(284,738)	(897,465)	(4,266)	(16,355)

Other income:
Interest income	2,732	6,705	426	426
Interest earned on investments held in Trust Account	803,606	1,306,582	-	-
Total other income	806,338	1,313,287	426	426
Net income (loss)	$521,600	$415,822	$(3,840)	$(15,929)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	8,280,000	4,395,927	-	-
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.05	$0.06	$-	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,126,650	3,019,392	2,898,000	2,898,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.05	$0.06	$(0.00)	$(0.01)

(1)

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

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2025

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2025	2,898,000	$290	$24,710	$(16,018)	$8,982
Net loss	-	-	-	(15,459)	(15,459)
Balance – June 30, 2025	2,898,000	$290	$24,710	$(31,477)	$(6,477)
Issuance of Private Placement Units	228,650	23	2,286,477	-	2,286,500
Issuance of Public Rights net of issuance costs of $102,558	-	-	1,801,841	-	1,801,841
Remeasurement of carrying value to redemption value	-	-	(6,763,887)	-	(6,763,887)
Accretion of additional paid-in capital to accumulated deficit	-	-	2,650,859	(2,650,859)	-
Net loss	-	-	-	(90,319)	(90,319)
Balance – September 30, 2025	3,126,650	$313	$-	$(2,772,655)	$(2,772,342)
Remeasurement of carrying value to redemption value and accretion to addition paid-in capital to accumulated deficit	-	-	-	(803,606)	(803,606)
Net income	-	-	-	521,600	521,600
Balance – December 31, 2025	3,126,650	$313	$-	$(3,054,661)	$(3,054,348)

FOR THE PERIOD FROM JULY 23, 2024 (INCEPTION) TO DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance – July 23, 2024 (Inception)	-	$-	$-	$-	$-
Founder shares issued to the Sponsor(1)	2,898,000	290	24,710	-	25,000
Net loss	-	-	-	(12,089)	(12,089)
Balance – September 30, 2024	2,898,000	$290	$24,710	$(12,089)	$12,911
Net loss	-	-	-	(3,840)	(3,840)
Balance – December 31, 2024	2,898,000	$290	$24,710	$(15,929)	$9,071

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31, 2025	For the Period from July 23, 2024 (Inception) to December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$415,822	$(15,929)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,306,582)	-
Changes in operating assets and liabilities:
Prepaid expenses	(65,606)	(50,000)
Other receivable	3,062	(3,062)
Accounts payable and accrued expenses	99,127	7,355
Net cash used in operating activities	(854,177)	(61,636)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(82,800,000)	-
Net cash used in investing activities	(82,800,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of public units	82,800,000	-
Proceeds from sale of Private Placements units	2,286,500	-
Payment of underwriter fees	(586,500)	-
Proceeds from issuance of founder shares to Sponsor	-	25,000
Repayment of promissory note – related party	(200,000)	-
Proceeds from promissory note – related party	-	200,000
Payment of offering costs	(429,007)	(11,563)
Net cash provided by financing activities	83,870,993	213,437

Net Changes in Cash	216,816	151,801
Cash – Beginning of period	64,357	-
Cash – End of period	$281,173	$151,801

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of additional paid in capital to accumulated deficit	$3,454,465	$-
Remeasurement of carrying value to redemption value	$7,567,493	$-
Deferred underwriting fee payable	$3,312,000	$-
Prior year deferred offering cost charged to additional paid-in capital	$131,563	$-

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

As of December 31, 2025, the Company had not commenced any operations. For the period from July 23, 2024 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”). Subsequent to the IPO, the Company’s efforts have focused on identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

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

Merger Agreement

On October 3, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Omnivate Global Ltd., a Cayman Islands exempted company (“HoldCo”), SACH Pte. Ltd., a Singapore exempted company (“SACH”), Pubco, and Merger Sub.

In connection with the proposed business combination described in the Merger Agreement, Pubco and Merger Sub were formed to facilitate the transaction. Each of Pubco and Merger Sub has been duly incorporated as a Cayman Islands exempted company.

On the terms and subject to the conditions of the Merger Agreement, the Company will merge with and into Pubco, with Pubco surviving as the publicly listed company (the “SPAC Merger”). The remaining transactions contemplated by the Merger Agreement will be effected in accordance with the merger structure described therein

The SPAC Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Business Combination.” Upon consummation of the Business Combination, the ownership and capitalization of Pubco will be as set forth in the Merger Agreement.

Under the Merger Agreement, all of the issued and outstanding shares of SACH will be exchanged for newly issued ordinary shares of Pubco, and no cash consideration will be paid to SACH shareholders. The transaction values SACH at an equity value of approximately $300 million. Upon completion of the Business Combination, the existing shareholders of SACH will receive newly issued ordinary shares of Pubco based on the agreed valuation in the Merger Agreement, and the existing shareholders of the Company (including the Sponsor) are expected to receive equity interests in Pubco pursuant to the terms of the Merger Agreement. The final ownership percentages will depend on the level of redemptions by the Company’s public shareholders and other transaction adjustments.

Settlement of the SPAC’s Operation and Maintenance Fees

Under the Merger Agreement, SACH and HoldCo agreed to advance certain operation and maintenance funding to the Sponsor in three loans consisting of Sponsor Loan I, Sponsor Loan II and Sponsor Loan III (collectively, the “Sponsor Loans”) totaling $1.0 million. Each Sponsor Loan is documented by a promissory note issued by the Sponsor. If SACH and HoldCo fails to fund any of these loans by the applicable due date, such failure constitutes a material breach of the Merger Agreement. In such event, the non-breaching party may exercise its termination rights under the Merger Agreement, including seeking any applicable remedies as provided therein.

The Sponsor may, in its sole discretion, repay any of Sponsor Loan I, Sponsor Loan II, or Sponsor Loan III in cash or in Founder Shares valued at $10.00 per share (referred to as “Sponsor Promote Shares” in Section 8.8(d) of the Merger Agreement).

Sponsor Loan I and II were fully funded in the amount of $250,000 each time on October 9, 2025 and October 17, 2025, respectively. Sponsor Loan III was fully funded in the amount of $500,000 on January 2, 2026.

Closing Conditions and Termination

The closing of the Business Combination is subject to approval by the shareholders of both the Company and SACH, regulatory approvals, satisfaction of customary closing conditions and the availability of minimum cash proceeds following any redemptions of the Company’s public shares. The Merger Agreement may be terminated by either party under customary circumstances, including failure to consummate the transaction by July 31, 2026 or a material breach of representations, warranties, or covenants. The Merger Agreement does not provide for any automatic termination fee payable solely as a result of such termination.

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

Lock-Up Agreements

Upon consummation of the Business Combination, Pubco, the Sponsor, certain HoldCo shareholders, and other key holders entered into Lock-Up Agreements restricting the transfer of certain Pubco ordinary shares for specified periods following the closing of the Business Combination.

Registration Rights Agreement

Upon consummation of the Business Combination, Pubco, the Sponsor, and certain investors entered into a Registration Rights Agreement providing such investors with customary demand and piggyback registration rights with respect to Pubco ordinary shares received in the Business Combination.

Going Concern Consideration

As of December 31, 2025, the Company had $281,173 of cash and a working capital of $215,060. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until February 6, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on August 14, 2025. The interim results for the three months and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected through March 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $281,173 and $64,357 in cash and none in cash equivalents as of December 31, 2025 and March 31, 2025, respectively.

Investments Held in Trust Account

As of December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Total offering costs were $4,459,070 consisting principally of $3,898,500 underwriting fees and $560,570 legal and other expenses that were directly related to the IPO. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights were charged to shareholders’ equity, based on the classification of underlying financial instruments, upon the completion of the IPO.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares (valued at $10 per share) sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2025, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights	-	(1,904,400)
Allocation of offering costs related to redeemable shares	-	(4,356,511)
Plus:
Remeasurement of carrying value to redemption value	-	6,763,887
Ordinary shares subject to possible redemption – September 30, 2025	-	83,302,976
Remeasurement of carrying value to redemption value	-	803,606
Ordinary shares subject to possible redemption – December 31, 2025	8,280,000	$84,106,582

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares include of an aggregate of 378,000 ordinary shares that are no longer subject to forfeiture as a result of the underwriter’s full exercise of its over-allotment option to purchase 1,080,000 units on August 7, 2025. For the nine months ended December 31, 2025 and for the period from July 23, 2024 (inception) to December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	For the Period from July 23, 2024 (Inception) to December 31, 2024
Net income (loss)	$521,600	$(3,840)	$415,822	$(15,929)

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$378,625	$142,975	$-	$(3,840)

Denominator:
Basic and diluted weighted average shares outstanding(1)	8,280,000	3,126,650	-	2,898,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$-	$(0.00)

	Nine Months Ended December 31, 2025		For the Period from July 23, 2024 (Inception) to December 31, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of income (loss)	$246,506	$169,316	$-	$(15,929)

Denominator:
Basic and diluted weighted average shares outstanding(1)	4,395,927	3,019,392	-	2,898,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$-	$(0.01)

(1)	Ordinary shares have been retroactively restated to reflect the first amendment to the Subscription Agreement, which allowed the Sponsor to increase the purchase of ordinary shares from 2,415,000 to 2,898,000 shares for $25,000, including an aggregate of up to 378,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5 ).

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and sale of Private Placement Units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

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

Advances — Related Party

Prior to the closing of the IPO, the Company advanced $165,000 to the Sponsor for the purchase of a two-year Directors and Officers Liability policy with a total premium of $145,000 and a vendor retainer payment of $20,000. The $20,000 vendor retainer was paid during the quarter ended September 30, 2025, and the remaining $145,000 insurance premium was paid subsequent to September 30, 2025.

Promissory Note — Related Party

On March 9, 2025 and July 22, 2025, the Sponsor agreed to loan the Company an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes are unsecured, interest-free and due on the date on which the Company closes the IPO. The outstanding loan balance of $210,000 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 7, 2025. The Promissory Notes have been retired and are no longer available for further drawdowns. As of December 31, 2025 and March 31, 2025, the Company had $0 and $200,000 outstanding loan balance under the Promissory Notes, respectively.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 5, 2025, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. The Company incurred and paid $45,000 for the three months ended December 31, 2025 and $75,000 for the nine months ended December 31, 2025. The Company did not incur any administrative fees during fiscal year ended March 31, 2025.

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

As of December 31, 2025 and March 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company had granted SPAC Advisory Partners (“SAP”), the representative of the underwriters, a 45-day option from the date of the registration statement to purchase up to 1,080,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on August 7, 2025.

The underwriters were paid a cash underwriting discount of 0.71% of the gross proceeds of the IPO, or $586,500 including the full excise of over-allotment option by the underwriter. In addition, the underwriter is entitled to a deferred fee of 4.0% of the gross proceeds of the IPO, or $3,312,000, which will be paid upon the closing of a Business Combination solely from amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination and such deferred fee shall be capped at such amount so remaining in the Trust Account.

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

Finder’s Fee Agreement

On August 8, 2025, the Company entered into a Finder’s Engagement Agreement with Aspira Capital Consulting LTD (the “Finder”), pursuant to which the Finder has been engaged on a nonexclusive basis to introduce potential target businesses to the Company in connection with a potential initial business combination. Under the terms of the agreement, the Company agreed to pay the Finder a one-time non-refundable retainer fee of $300,000 upon execution of the agreement and, upon the successful closing of a business combination, a success fee of $3,500,000. The Finder will also be entitled to reimbursement, on a monthly basis, of reasonable out-of-pocket expenses, subject to an aggregate cap of $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. As of December 31, 2025, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

Note 7 — Shareholders’ Deficit

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. Upon the Company’s initial capitalization, the Sponsor subscribed for 2,875,000 ordinary shares of the Company. On March 9, 2025, the Company entered into a subscription agreement with the Sponsor for the purchase of 2,415,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0104 per ordinary share. As a result, the Sponsor surrendered 460,000 ordinary shares for no consideration to the Company for the cancellation on May 6, 2025 and, as of that date, held the balance of 2,415,000 ordinary shares. On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000. At December 31, 2025 and March 31, 2025, there were 3,126,650 (including the purchase of 228,650 Private Units) and 2,898,000 (retroactively restated to reflect the additional share purchase by the Sponsor) ordinary shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$84,106,582	$84,106,582	-	-

Note 9 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2025	For the Period from July 23, 2024 (Inception) to December 31, 2024
General and administrative expenses	$284,738	$4,266	$897,465	$16,355
Interest earned on investments held in Trust Account	$803,606	$-	1,306,582	-

The key measure of segment profit or loss reviewed by our CODM is general and administrative expenses. Formation and operating costs include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based on its review, management did not identify any subsequent events, other than the Sponsor Loan fundings described below, that would require adjustment to, or additional disclosure of, the accompanying financial statements.

Sponsor Loan III was fully funded in the amount of $500,000 on January 2, 2026.

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

On August 8, 2025, the Company entered into a finder’s agreement with Aspira Capital Consulting LTD (“Aspira”) pursuant to which the Company agreed to pay Aspira (i) a one-time, non-refundable retainer fee of $300,000, (ii) a success fee of $3,500,000 payable upon the closing of a qualifying transaction, and (iii) reimbursement for reasonable out-of-pocket expenses up to $150,000 without prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. As of December 31, 2025, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

The Company continues to work toward consummation of the Business Combination, subject to the satisfaction of customary closing conditions.

Merger Agreement

On October 3, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Omnivate Global Ltd., a Cayman Islands exempted company (“HoldCo”), SACH Pte. Ltd., a Singapore exempted company (“SACH”), QUMS Pubco Ltd., a Cayman Islands exempted company (“Pubco”), and SACH Merge Sub Ltd., a Cayman Islands exempted company (“Merger Sub”).

In connection with the proposed business combination described in the Merger Agreement, Pubco and Merger Sub were formed to facilitate the transaction. Each of Pubco and Merger Sub has been duly incorporated as a Cayman Islands exempted company in accordance with the terms of the Merger Agreement.

On the terms and subject to the conditions of the Merger Agreement, the Company will merge with and into Pubco, with Pubco surviving as the publicly listed company (the “SPAC Merger”). The remaining transactions contemplated by the Merger Agreement will be effected in accordance with the merger structure described therein.

The SPAC Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Business Combination.” Upon consummation of the Business Combination, the ownership and capitalization of Pubco will be as set forth in the Merger Agreement. Pubco’s ordinary shares are expected to remain listed on the Nasdaq Stock Market LLC.

Under the Merger Agreement, all of the issued and outstanding shares of SACH will be exchanged for newly issued ordinary shares of Pubco, and no cash consideration will be paid to SACH shareholders. The transaction values SACH at an equity value of approximately $300 million. Upon completion of the Business Combination, the existing shareholders of SACH will receive newly issued ordinary shares of Pubco based on the agreed valuation in the Merger Agreement, and the existing shareholders of the Company (including the Sponsor) are expected to receive equity interests in Pubco pursuant to the terms of the Merger Agreement. The final ownership percentages will depend on the level of redemptions by the Company’s public shareholders and other transaction adjustments.

Closing Conditions and Termination

The closing of the Business Combination is subject to approval by the shareholders of both the Company and SACH, regulatory approvals, satisfaction of customary closing conditions and the availability of minimum cash proceeds following any redemptions of the Company’s public shares. The Merger Agreement may be terminated by either party under customary circumstances, including failure to consummate the transaction by July 31, 2026 or a material breach of representations, warranties, or covenants. The Merger Agreement does not provide for any termination fees payable by either party solely as a result of such termination.

Sponsor Support Agreement

Whiteowl Holdings LLC, the sponsor of the Company (the “Sponsor”), entered into a Sponsor Support Agreement pursuant to which it agreed to vote its shares of the Company in favor of the Merger Agreement and take certain other actions in support of the transaction.

Lock-Up Agreements

Pubco, the Sponsor, certain HoldCo shareholders, and other key holders have entered into Lock-Up Agreements that will become effective upon the consummation of the Business Combination, restricting the transfer of certain Pubco ordinary shares for specified periods following the closing of the Business Combination.

Registration Rights Agreement

Pubco, the Sponsor, and certain investors have entered into a Registration Rights Agreement that will become effective upon the consummation of the Business Combination, providing such investors with customary demand and piggyback registration rights with respect to Pubco ordinary shares received in the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended December 31, 2025, we had a net income of $521,600, which consisted of interest income of $806,338, partially offset by general and administrative expenses of $284,738.

For the three months ended December 31, 2024, we had a net loss of $3,840, all of which consisted of general and administrative expenses.

For the nine months ended December 31, 2025, we had a net income of $415,822, which consisted of interest income of $1,313,287, partially offset by general and administrative expenses of $897,465.

For the period from July 23, 2024 (Inception) to December 31, 2024, we had a net loss of $15,929, all of which consisted of general and administrative expenses.

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

As of December 31, 2025, we had cash of $281,173 and a working capital of $215,060.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On March 9, 2025 and July 22, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). Prior to the closing of the IPO on August 7, 2025, the Company has an outstanding loan balance of $210,000 under the Promissory Notes. The Promissory Notes are unsecured, interest-free and due on the date on which the Company closes the IPO. The loan balance was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 7, 2025. The Promissory Notes have been retired and are no longer available for further drawdowns.

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

The underwriters were paid a cash underwriting discount of 0.71% of the gross proceeds of the IPO, or $586,500. In addition, SAP will be entitled to a deferred fee of 4.0% of the gross proceeds of the IPO, or $3,312,000, which will be paid upon the closing of a Business Combination solely from amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination and such deferred fee shall be capped at such amount so remaining in the Trust Account.

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

Finder’s Agreement

On August 8, 2025, the Company entered into a Finder’s Agreement with Aspira Capital Consulting LTD. Pursuant to the Finder’s Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $300,000, payable upon the execution of Finder’s Agreement. The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws and is not acting as a broker-dealer in connection with the transaction. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. As of December 31, 2025, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitment and contingencies in its financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 19, 2026

Quantumsphere Acquisition Corporation

By:	/s/ Ping Zhang
Name:	Ping Zhang
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)