Form 10-K
period 2026-03-31
Quantumsphere Acquisition Corp
filed 2026-06-15
CIK 2070900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 001-42555

Quantumsphere Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1185 Avenue of the Americas, Suite 304

New York, NY 10036

(Address of principal executive offices and zip code)

(212) 612-1400

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of September 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates was approximately $82,468,800.

As of June 12, 2026, there were 11,406,650 ordinary shares issued and outstanding.

Quantumsphere Acquisition Corporation

i

CERTAIN TERMS

References to the “Company,” “our Company,” “Quantumsphere,” “our,” “us,” or “we” refer to Quantumsphere Acquisition Corporation, a blank check company incorporated on July 23, 2024, as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K for the year ended March 31, 2026 as our “target business.” References to our “Sponsor” refer to Whiteowl Holdings LLC, a Delaware limited liability company, an affiliate of our Chairman and our Chief Executive Officer and Chief Financial Officer. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” or “IPO” refer to our initial public offering, which closed on August 7, 2025 (the “Closing Date”). References to “Public Shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our Public Shares.

ii

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. Because we are a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, many of our forward-looking statements relate to our ability to identify and complete such a business combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are subject to a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities laws.

iii

PART I

Item 1. Business Overview.

We are a Cayman Islands exempted company with limited liability incorporated on July 23, 2024. We are formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Initial Public Offering and Private Placement

In March 2025, the Company issued 2,415,000 shares of ordinary shares, $0.0001 per share to the Sponsor, the founder shares, for an aggregated consideration of $25,000, or approximately $0.0104 per share. On August 5, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of founder shares was adjusted to 2,898,000, of which 378,000 are subject to forfeiture. As a result of the underwriter’s full exercise of its over-allotment option on August 7, 2025, no shares are subject to forfeiture.

On August 7, 2025, the Company consummated its initial public offering (the “IPO”) of 7,200,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one-seventh (1/7) of one right to receive one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $72,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 1,080,000 units to cover over-allotments, if any, which option was exercised in full, resulting in the sale of an aggregate of 8,280,000 Units and total gross proceeds of $82,800,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 228,650 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $2,286,500. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $82,800,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On September 30, 2025, holders of the Company’s units could elect to separately trade the ordinary shares and rights included in its units. The ordinary shares and rights are expected to trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “QUMS” and “QUMSR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “QUMSU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Co., in order to separate the holders’ Units into ordinary shares and rights.

Merger Agreement

The Company has entered into a business combination agreement in connection with its strategy to complete an initial business combination. For a description of the material terms of the business combination agreement and related transactions, see “Recent Developments—Merger Agreement” included elsewhere in this Annual Report on Form 10-K.

COMPETITIVE ADVANTAGES

Leadership of an Experienced Management Team and Board of Directors

Our management team is led by our Chairman, Chief Executive Officer, Chief Financial Officer and Director, Mr. Ping Zhang, and our independent director nominees, Wei (Victor) Zhang, Daniel M. McCabe and Qi Gong.

Ping Zhang has been serving as our Chief Executive Officer, Chief Financial Officer, Chairman and director since our formation. Since November 2020, Mr. Zhang has served as the General Manager of Green Leaf Air Freight Inc., a U.S.-based investment and air freight company. Prior to this role, he founded Shanghai Tongli Advertising Co., Ltd., an advertising company, and served as its General Manager from February 2006 to November 2020. Earlier in his career, from March 1999 to December 2002, Mr. Zhang founded Hunan Silver Fox Advertising Company, an advertising company in China, and served as its General Manager. Mr. Zhang earned his Bachelor’s degree in Economics from Nanjing Political College in 2003. Mr. Zhang has served as Chairman, Chief Executive Officer, Chief Financial Officer, and director of Quantumsphere Acquisition Corporation (Nasdaq: QUMS) (“Quantumsphere”) since July 2025 and GalaxyEdge Acquisition Corporation (NYSE: GLED) (“GalaxyEdge”) since September 2025. He has served as a member of the board of directors of Quartzsea Acquisition Corporation (Nasdaq: QSEA) (“Quartzsea”) since March 2025, Pelican Acquisition Corporation (Nasdaq: PELI) (“Pelican”) since May 2025, Yotta Acquisition Corporation (Nasdaq: YOTA) (“Yotta”) since April 2025 and Quetta Acquisition Corporation (Nasdaq: QETA) (“Quetta”) since April 2025.

Qi Gong has been serving as one of our independent directors. Ms. Gong has enjoyed a diverse career in both China and the United States across various domains. In March 2024, Ms. Gong founded the American Wall Street Listed Group Inc., a consulting company, and has served as its Chief Executive Officer since such time. In September 2022, Ms. Gong founded American Information Technology Inc., an information technology consulting company, and has been serving as its Chief Executive Officer since such time. She was also the founder and has been serving as the Chief Executive Officer for U.S. China Health Products Inc., a marketing consulting company, since December 2021. In addition, Ms. Gong founded the U.S.-China Service Inc., a wealth management consulting company, in July 2018 and has been serving as its Chief Executive Officer since such time. She has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) (“Yotta”) since April 2024 and Quetta Acquisition Corporation (Nasdaq: QETA) (“Quetta”) since April 2024. Ms. Gong received her B.S. in Mechanical Engineering from Hefei University of Technology in July 1984.

Wei (Victor) Zhang has been serving as one of our independent directors. Since December 2024, Mr. Zhang has served as Vice President and Consultant at American Wall Street Listed Group Inc., a consulting company. From September 2020 to March 2021, Mr. Zhang worked as a consultant for BayWell International Resources Corporation, a global business and gold mining company. In addition, Mr. Zhang has worked as a business developer and loan officer for Trustworthy Mortgage Corp., a mortgage and real estate company in Washington D.C. since March 2018. From November 2016 to October 2018, Mr. Zhang served as Director of Business Development at XinMeiLe Financial Leasing Co., Ltd. in China. From September 2012 to March 2017, Mr. Zhang served as Consultant and Director of International Cooperation at Bright & Right Law Firm in Beijing. Mr. Zhang worked as an interpreter for international exhibitions in Germany, while also providing brokerage services for international trade and consultancy services for anti-fraud measures in documentary letter of credit settlements from February 1998 to April 2012. Mr. Zhang is certified by the Global Association of Risk Professionals as a Financial Risk Manager (FRM). He earned his Bachelor’s degree in German Language and Literature from the Foreign Studies University in Beijing in 1997 and his Master’s degree in Economics from the University of Bonn in 2008.

Daniel M. McCabe has been serving as one of our independent directors. Mr. McCabe’s legal career began as an assistant clerk of the Superior Court at Stamford from 1974 to 1976, and since then he has had his own legal practice, Daniel McCabe LLC, a general practice law firm in Connecticut founded in 1982. His work includes rendering legal advice to individuals and business entities concerning commercial transactions, business organizations, and complex litigation. Mr. McCabe is also an Adjunct Professor of Business Law at Sacred Heart University. Since September 1985, he has been serving as the managing partner at 1200 Summer Street Association. He has been serving as a member of the board of directors of Yotta since April 2022, Quetta since August 2023, and Black Hawk since March 2024. Mr. McCabe previously was the Chairman of the Stamford Housing Authority, Co-chair of the Stamford Reapportionment Committee, Member of the Board of Parole for the State of Connecticut, Chairman of the Republican Town Committee of the City of Stamford and Counsel for the Stamford Water Pollution Control Authority. He also served as Corporation Counsel for the City of Stamford where he held the position of chief legal counsel and advisor to Mayor Stanley Esposito of the City of Stamford.

Established Deal Sourcing Network

We believe our management team’s strong track record will provide us with access to high quality companies. In addition, we believe we, through our management team, have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

Status as a Publicly Listed Acquisition Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

With respect to the foregoing examples and descriptions, past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. Potential investors should not rely upon the historical record of our management as indicative of future performance.

BUSINESS STRATEGIES

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial services, accounting and legal professionals and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

There is no restriction in the geographic location of targets we can pursue. In particular, we intend to focus our search for an initial business combination on private companies that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets.

ACQUISITION CRITERIA

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Strong management team that can create significant value for target business. We will seek to identify companies with strong and experienced management teams that will complement the operating and investment abilities of our management team. We believe we can provide a platform for the existing management team to leverage the experience of our management team. We also believe that the operating expertise of our management team is well suited to complement the target’s management team.

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow, particularly businesses with predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the U.S. Securities and Exchange Commission, or the SEC.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We will have until 18 months from the closing of our initial public offering to consummate an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination. If we seek shareholder approval for any such extension, we will provide our public shareholders with the opportunity to redeem their public shares in connection with such vote at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to applicable law. Our amended and restated memorandum and articles of association do not provide for any automatic extension of the combination period, and neither our sponsor nor any of its affiliates or designees is required to deposit any amount into the trust account in connection with any extension. If we are unable to consummate an initial business combination within such time period, including any extension approved by our shareholders pursuant to an amendment to our amended and restated memorandum and articles of association, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, as applicable. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital, funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Our Investment Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience. Due to the relationships among our sponsor, management team and their respective affiliates, we believe that we will have the capacity to appropriately source opportunities, and to conduct critical business, financial and other analyses of prospective target businesses ourselves, and accordingly, relative to other blank check companies, we believe we have less reliance on unaffiliated third parties to provide such key elements of the investment process.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest”.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units following this offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

Financial Position

Following the completion of its initial public offering, the Company sold units at a price of $10.00 per unit, generating gross proceeds of $82.8 million. Substantially all of the proceeds from the offering were placed into a trust account for the purpose of consummating an initial business combination, subject to redemptions by public shareholders and the payment of related fees and expenses.

The Company intends to use the funds held in the trust account, together with any additional financing that may be obtained, to consummate its initial business combination. The Company may complete its initial business combination using cash, debt or equity securities, or a combination of the foregoing. However, the Company has not taken any steps to secure third-party financing, and there can be no assurance that such financing will be available to the Company on acceptable terms, or at all.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our offering. We intend to effectuate our initial business combination using cash from the proceeds of our offering and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of this offering, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the Company’s registration statement/proxy statement filed for its business combination transaction would disclose the possibility that the Company’s sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Company’s sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

●	the Company’s registration statement/proxy statement filed for its business combination transaction would include a representation that any of the Company’s securities purchased by the Company’s sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	the Company’s sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	the Company would disclose in its Form 8-K, before to the Company’s security holder meeting to approve the business combination transaction, the following material items:

○	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of Company security holders who sold to the Company’s sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s sponsor, directors, officers, advisors or their affiliates; and

○	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of March 31, 2026, the redemption value was approximately $10.25 per public share. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after this offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own 27.41% of our issued and outstanding ordinary shares (including private placement shares) entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association will provide that, in connection with our initial business combination, we will provide our public shareholders with the opportunity to redeem all or a portion of their public shares for cash, subject to any limitations, including cash requirements, set forth in the definitive transaction agreements relating to our initial business combination. If we seek shareholder approval of our initial business combination, we will offer to redeem the public shares, other than shares held by our initial shareholders or their affiliates or our directors or officers, regardless of whether such shares are voted for or against the proposed business combination, for cash, on a pro rata basis, at a per-share amount equal to the applicable redemption price. However, any public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” under Section 13 of the Exchange Act, will not be permitted to redeem, without the consent of our directors, more than 15% of the total public shares sold in this offering. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us and waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of this offering.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only 18 months from the closing of this offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights or private placement rights, which will expire worthless if we fail to complete our initial business combination within the 18-month time period, as applicable from the closing of this offering if we extend the period of time to consummate a business combination by the full amount of time).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the closing of this offering. However, if our sponsor acquires public shares after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of this offering or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of this offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.25 per public share, based on the redemption value as of March 31, 2026. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.25 per public share. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the redemption price will not be substantially less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In order to protect the amounts held in the trust account, our sponsor has agreed to be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable waiver and except as to any claims under our indemnity of the underwriters. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the closing of this offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to this offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 18 months from the closing of this offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association will provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have one officer. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officer or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating potential business combination opportunities. As a result, our operations are limited, and we have not maintained extensive information technology systems or stored significant sensitive data. Given the limited scope of our operations, we have not adopted a standalone cybersecurity risk management program or formalized processes specifically designed to assess cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats as part of its general oversight of enterprise risks. In fiscal year 2025, which ended on March 31, 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located at 1185 Avenue of the Americas, Suite 304, New York, NY 10036, and our telephone number is 212-612-1400.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Ordinary Shares, and Rights are each traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “QUMSU,” “QUMS,” and “QUMSR,” respectively.

Holders

As of March 31, 2026, we had two holders of record of our Units, two holders of record of our separately traded Ordinary Shares, and one holder of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends, if any, following the completion of our initial business combination will be dependent upon our revenues and earnings, if any, capital requirements, results of operations and general financial condition at such time. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In March 2025, the Company issued 2,415,000 shares of ordinary shares, $0.0001 per share to the Sponsor, the founder shares, for an aggregated consideration of $25,000, or approximately $0.0104 per share. On August 5, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of founder shares was adjusted to 2,898,000, of which 378,000 are subject to forfeiture. As a result of the underwriter’s full exercise of its over-allotment option on August 7, 2025, no shares are subject to forfeiture.

On August 7, 2025, the Company consummated its initial public offering (the “IPO”) of 7,200,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one-seventh (1/7) of one right to receive one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $72,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 1,080,000 units to cover over-allotments, if any, which option was exercised in full, resulting in the sale of an aggregate of 8,280,000 Units and total gross proceeds of $82,800,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 228,650 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $2,286,500. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $82,800,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On September 30, 2025, the holders of the Company’s units could elect to separately trade the ordinary shares and rights included in its units. The ordinary shares and rights are expected to trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “QUMS” and “QUMSR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “QUMSU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Co., in order to separate the holders’ Units into ordinary shares and rights.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Quantumsphere Acquisition Corporation The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Initial Public Offering

On August 7, 2025, the Company consummated its initial public offering of 8,280,000 units, including the full exercise of the underwriter’s over-allotment option for 1,080,000 additional units, at a price of $10.00 per unit, generating gross proceeds of $82,800,000. Each unit consists of one ordinary share and one right to receive one-seventh of one ordinary share upon the consummation of the Company’s initial business combination. Simultaneously with the closing of the IPO, the Company completed a private placement with its sponsor, Whiteowl Holdings LLC, of 228,650 private placement units at a price of $10.00 per private placement unit, generating additional gross proceeds of $2,286,500. Following the closing of the IPO and the private placement, a total of $82,800,000 was deposited into the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, for the benefit of the Company’s public shareholders.

Finder’s Agreement

On August 8, 2025, the Company entered into a finder’s agreement with Aspira Capital Consulting LTD, pursuant to which the Company agreed to pay Aspira a one-time, non-refundable retainer fee of $300,000, a success fee of $3,500,000 payable upon the closing of a qualifying transaction, and reimbursement for reasonable out-of-pocket expenses up to $150,000 without prior written approval.

On February 21, 2026, the Company, the Finder and SACH Pte. Ltd. (the “Target”) entered into Amendment No. 1 to the Finder’s Agreement, pursuant to which the parties agreed that the $3,500,000 success fee will be satisfied in full through the issuance by the Target of 1,200,000 ordinary shares to the Finder at the closing of the business combination, with no cash payment owed by the Company. The Target acknowledged the Finder as the procuring cause of the transaction and assumed the obligation to issue such shares. As of March 31, 2026, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

Separate Trading of Units, Ordinary Shares and Rights

On September 26, 2025, the Company announced that holders of its units sold in the IPO could elect to separately trade the ordinary shares and rights included in the units, commencing on or about September 30, 2025. The units, ordinary shares and rights trade on the Nasdaq Stock Market LLC under the symbols “QUMSU,” “QUMS” and “QUMSR,” respectively.

Merger Agreement

On October 3, 2025, Quantumsphere Acquisition Corporation, a Cayman Islands exempted company (“Quantumsphere” or the “Parent”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omnivate Global Ltd., a Cayman Islands exempted company (the “HoldCo”), SACH Pte. Ltd., an exempt private company limited by shares incorporated and existing under the laws of Singapore (the “SACH”), QUMS Pubco Ltd., a Cayman Islands exempted company and wholly-owned subsidiary of Quantumsphere (the “PubCo”), and SACH Merge Sub Ltd., a Cayman Islands exempted company and wholly-owned subsidiary of the PubCo (the “Merger Sub”). SACH Pte. Ltd. is engaged in the business of developing and commercialising products and services across the gaming, technology, e-commerce, retail, and live events industries. Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Merger Agreement.

Upon the closing of the transactions contemplated by the Merger Agreement, Quantumsphere will merge with and into PubCo, resulting in all Quantumsphere shareholders becoming shareholders of the PubCo. Concurrently therewith, Merger Sub will merge with and into HoldCo, with HoldCo surviving the merger and resulting in PubCo acquiring 100% of the issued and outstanding equity securities of the HoldCo (the “Acquisition Merger”). Upon the closing of the transactions contemplated by the Merger Agreement, each ordinary share of Quantumsphere issued and outstanding immediately prior to the SPAC Merger Effective Time, other than excluded shares and dissenting shares, will automatically convert into one ordinary share of the PubCo. Each outstanding Quantumsphere unit will automatically separate into one ordinary share and one right, and each outstanding Quantumsphere right will automatically convert into one PubCo right. At the closing, all PubCo rights will be cancelled, and the holders thereof will receive one PubCo ordinary share for each PubCo right, with no fractional shares issued.

The Merger Agreement also provides for certain operation and maintenance funding arrangements for the Sponsor, as described under “Sponsor Loans” below.

The aggregate consideration to be paid to the SACH shareholders in the Acquisition Merger is $300,000,000, payable in newly issued PubCo Ordinary Shares equal to $300,000,000 divided by $10.00 per share.

The board of directors of Quantumsphere has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Quantumsphere.

Sponsor Loans

Under the Merger Agreement, SACH and HoldCo agreed to advance certain operation and maintenance funding to the Sponsor in three loans consisting of Sponsor Loan I, Sponsor Loan II and Sponsor Loan III, totaling $1.0 million. Sponsor Loan I and Sponsor Loan II were fully funded in the amount of $250,000 each on October 9, 2025 and October 17, 2025, respectively, and Sponsor Loan III was fully funded in the amount of $500,000 on January 2, 2026. As of March 31, 2026, the Sponsor had not advanced any portion of the Sponsor Loans to the Company. The Company’s operations have been funded to date by the net proceeds of its initial public offering and the private placement and by the related-party Promissory Notes, which were repaid in full upon the closing of the IPO; no working capital loans had been drawn as of March 31, 2026.

Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, certain shareholders of the entered into a support agreement with the Parent, pursuant to which each such shareholder of the Company agreed to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

Sponsor Support Agreement

Whiteowl Holdings LLC, the sponsor of the Company (the “Sponsor”), entered into a Sponsor Support Agreement pursuant to which it agreed to vote its shares of the Company in favor of the Merger Agreement and take certain other actions in support of the transaction.

Lock-up Agreement

In connection with the transactions contemplated by the Merger Agreement, Quantumsphere, the Sponsor, PubCo, Whiteowl Holdings LLC, certain Company Shareholders, HoldCo and SACH entered into a Lock-Up Agreement, dated October 3, 2025. Pursuant to the Lock-Up Agreement, the applicable holders agreed not to transfer their Lock-Up Shares during the applicable lock-up period, subject to certain customary exceptions.

With respect to the Sponsor, the Whiteowl Holdings LLC and their permitted transferees, the lock-up period begins on the closing date and ends on the earliest of (i) the date that is 365 days after the closing date, (ii) the date on which the closing trading price of PubCo ordinary shares equals or exceeds $15.00 per share, as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like, for any 20 trading days within any 30-trading day period at least 150 days after the closing date, or (iii) the consummation of a bona fide liquidation, merger, stock exchange, reorganization, tender offer, change of control or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their PubCo ordinary shares for cash, securities or other property.

With respect to the Company Shareholders, HoldCo shareholders and their permitted transferees, the lock-up period begins on the closing date and ends on the earliest of (i) the date that is 365 days after the closing date, (ii) the date on which the closing trading price of PubCo ordinary shares equals or exceeds $12.00 per share, as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like, for any 20 trading days within any 30-trading day period at least 150 days after the closing date, or (iii) the consummation of a bona fide liquidation, merger, stock exchange, reorganization, tender offer, change of control or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their PubCo ordinary shares for cash, securities or other property.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2024 (inception) through March 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended March 31, 2026, we had net income of $978,206 which consisted of interest income of $2,054,392 offset by general and administrative expenses of $1,076,186.

For the period from July 23,2024 (inception) through March 31, 2025, we had net loss of $16,018 which consisted of formation and operating costs of $17,639 offset by interest income of $1,621.

Liquidity and Capital Resources

On August 7, 2025, we consummated our IPO of 7,200,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $72,000,000. In connection with the closing of the IPO, the underwriter fully exercised its over-allotment option to purchase 1,080,000 additional Units for an aggregate of 8,280,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating a total gross proceeds of $82,800,000. Simultaneously with the closing of our IPO, we consummated the sale of 228,650 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,286,500.

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

As of March 31, 2026, we had cash of $187,907 and a working capital surplus of $43,556.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until February 7, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note – Related Party

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 5, 2025, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation of a business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. For the year ended March 31, 2026, the Company incurred $120,000 and paid the Sponsor $75,000 pursuant to the Administrative Services Agreement, as amended, the remaining $45,000 was accrued on the accompanying balance sheet.

Underwriting Agreement

We granted SPAC Advisory Partners (“SAP”), the representative of the underwriters, a 45-day option from the date of IPO, to purchase up to 1,080,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on August 7, 2025.

The underwriters were paid a cash underwriting discount of 0.71% of the gross proceeds of the IPO, or $586,500. In addition, SAP will be entitled to a deferred fee of 4.0% of the gross proceeds of the IPO, or $3,312,000, which will be paid upon the closing of a Business Combination solely from amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination and such deferred fee shall be capped at such amount so remaining in the Trust Account. On March 3, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement with Polaris Advisory Partners, LLC (f/k/a SPAC Advisory Partners), a division of Kingswood Capital Partners LLC, as representative of the underwriters, and Kingswood Capital Partners LLC, to revise the calculation and payment terms of the deferred underwriting commission. Pursuant to the Amendment, the deferred underwriting commission is payable from the Trust Account upon consummation of the Company’s initial business combination and equals 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the Trust Account after giving effect to all properly submitted redemptions in connection with the initial business combination, and the underwriters may waive the deferred underwriting commission prior to the consummation of the initial business combination.

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

Finder’s Fee Agreement

On August 8, 2025, the Company entered into a Finder’s Agreement with Aspira Capital Consulting LTD. Pursuant to the Finder’s Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $300,000, payable upon the execution of Finder’s Agreement. The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws and is not acting as a broker-dealer in connection with the transaction. On February 21, 2026, the Company, the Finder and SACH Pte. Ltd. (the “Target”) entered into Amendment No. 1 to the Finder’s Agreement, pursuant to which the parties agreed that the $3,500,000 success fee will be satisfied in full through the issuance by the Target of 1,200,000 ordinary shares to the Finder at the closing of the business combination, with no cash payment owed by the Company. The Target acknowledged the Finder as the procuring cause of the transaction and assumed the obligation to issue such shares. As of March 31, 2026, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction.

Merger Agreement

In connection with the business combination agreement described under “Recent Developments—Merger Agreement,” the Company may be subject to certain contractual obligations, including obligations relating to sponsor loans, potential termination fees and other transaction-related arrangements. The business combination agreement provides for customary termination rights and conditions, and may give rise to obligations upon the occurrence of certain events, including the termination of the agreement under specified circumstances. For additional information regarding the business combination agreement and the related transactions, see “Recent Developments—Merger Agreement” included elsewhere in this Annual Report on Form 10-K. Except as described above, the Company does not have any material contractual obligations as of the fiscal year ended March 31, 2026.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements. Please refer to Note 2 of the financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations;

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of this offering and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were ineffective.

Management has identified the following material weakness which has not yet been remediated. Management continues to devote significant planning and execution efforts toward remediating this material weakness:

●	The Company lacks adequate controls to ensure that it identifies and timely discloses all agreements that require disclosure for commitments and contingencies in its financial statements.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Ping Zhang	63	Chairman, Chief Executive Officer, Chief Financial Officer and Director
Wei (Victor) Zhang	51	Independent Director
Daniel M. McCabe	76	Independent Director
Qi Gong	64	Independent Director

Ping Zhang has been serving as our Chief Executive Officer, Chief Financial Officer, Chairman and director since our formation. Since November 2020, Mr. Zhang has served as the General Manager of Green Leaf Air Freight Inc., a U.S.-based investment and air freight company. Prior to this role, he founded Shanghai Tongli Advertising Co., Ltd., an advertising company, and served as its General Manager from February 2006 to November 2020. Earlier in his career, from March 1999 to December 2002, Mr. Zhang founded Hunan Silver Fox Advertising Company, an advertising company in China, and served as its General Manager. Mr. Zhang earned his Bachelor’s degree in Economics from Nanjing Political College in 2003. Mr. Zhang has served as Chairman, Chief Executive Officer, Chief Financial Officer, and director of Quantumsphere Acquisition Corporation (Nasdaq: QUMS) (“Quantumsphere”) since July 2025 and GalaxyEdge Acquisition Corporation (NYSE: GLED) (“GalaxyEdge”) since September 2025. He has served as a member of the board of directors of Quartzsea Acquisition Corporation (Nasdaq: QSEA) (“Quartzsea”) since March 2025, Pelican Acquisition Corporation (Nasdaq: PELI) (“Pelican”) since May 2025, Yotta Acquisition Corporation (Nasdaq: YOTA) (“Yotta”) since April 2025 and Quetta Acquisition Corporation (Nasdaq: QETA) (“Quetta”) since April 2025.

We believe that Mr. Ping Zhang is qualified to serve as a member of our board of directors due to his entrepreneurship, relationships and contacts.

Wei (Victor) Zhang has been serving as one of our independent directors. Since December 2024, Mr. Zhang has served as Vice President and Consultant at American Wall Street Listed Group Inc., a consulting company. From September 2020 to March 2021, Mr. Zhang worked as a consultant for BayWell International Resources Corporation, a global business and gold mining company. In addition, Mr. Zhang has worked as a business developer and loan officer for Trustworthy Mortgage Corp., a mortgage and real estate company in Washington D.C. since March 2018. From November 2016 to October 2018, Mr. Zhang served as Director of Business Development at XinMeiLe Financial Leasing Co., Ltd. in China. From September 2012 to March 2017, Mr. Zhang served as Consultant and Director of International Cooperation at Bright & Right Law Firm in Beijing. Mr. Zhang worked as an interpreter for international exhibitions in Germany, while also providing brokerage services for international trade and consultancy services for anti-fraud measures in documentary letter of credit settlements from February 1998 to April 2012. Mr. Zhang is certified by the Global Association of Risk Professionals as a Financial Risk Manager (FRM). He earned his Bachelor’s degree in German Language and Literature from the Foreign Studies University in Beijing in 1997 and his Master’s degree in Economics from the University of Bonn in 2008.

We believe that Mr. Zhang is qualified to be nominated as a member of our board of directors due to his entrepreneurship and educational background.

Daniel M. McCabe has been serving as one of our independent directors. Mr. McCabe’s legal career began as an assistant clerk of the Superior Court at Stamford from 1974 to 1976, and since then he has had his own legal practice, Daniel McCabe LLC, a general practice law firm in Connecticut founded in 1982. His work includes rendering legal advice to individuals and business entities concerning commercial transactions, business organizations, and complex litigation. Mr. McCabe is also an Adjunct Professor of Business Law at Sacred Heart University. Since September 1985, he has been serving as the managing partner at 1200 Summer Street Association. He has been serving as a member of the board of directors of Yotta since April 2022, Quetta since August 2023, and Black Hawk since March 2024. Mr. McCabe previously was the Chairman of the Stamford Housing Authority, Co-chair of the Stamford Reapportionment Committee, Member of the Board of Parole for the State of Connecticut, Chairman of the Republican Town Committee of the City of Stamford and Counsel for the Stamford Water Pollution Control Authority. He also served as Corporation Counsel for the City of Stamford where he held the position of chief legal counsel and advisor to Mayor Stanley Esposito of the City of Stamford.

We believe that Mr. McCabe is qualified to be nominated as a member of our board of directors due to his legal experience.

Qi Gong has been serving as one of our independent directors. Ms. Gong has enjoyed a diverse career in both China and the United States across various domains. In March 2024, Ms. Gong founded the American Wall Street Listed Group Inc., a consulting company, and has served as its Chief Executive Officer since such time. In September 2022, Ms. Gong founded American Information Technology Inc., an information technology consulting company, and has been serving as its Chief Executive Officer since such time. She was also the founder and has been serving as the Chief Executive Officer for U.S. China Health Products Inc., a marketing consulting company, since December 2021. In addition, Ms. Gong founded the U.S.-China Service Inc., a wealth management consulting company, in July 2018 and has been serving as its Chief Executive Officer since such time. She has been serving as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) (“Yotta”) since April 2024 and Quetta Acquisition Corporation (Nasdaq: QETA) (“Quetta”) since April 2024. Ms. Gong received her B.S. in Mechanical Engineering from Hefei University of Technology in July 1984.

We believe that Ms. Qi Gong is qualified to serve as a member of our board of directors due to her entrepreneurship and extensive experience in the business consulting industry.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four directors, three of whom are deemed to be “independent” under SEC and Nasdaq rules. We do not intend to hold an annual meeting of shareholders prior to the consummation of our initial business combination unless required by applicable law or Nasdaq rules. Our board of directors will be divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Post-offering Memorandum and Articles as it deems appropriate. Our Post-offering Memorandum and Articles provide that our officers may consist of one or more Chairman of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other officers as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least a majority of independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors determined that Mr. Wei (Victor) Zhang, Mr. Daniel M. McCabe, and Ms. Qi Gong each qualify as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

We will only enter into a business combination if it is approved by a majority of our directors. Additionally, we will only enter into transactions with our officers, directors, and director nominees and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of independent directors.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination or 18 months from such effective date, we will pay an affiliate of our Sponsor a total of $15,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Mr. Wei (Victor) Zhang, Mr. Daniel M. McCabe, and Ms. Qi Gong. Mr. Wei (Victor) Zhang serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Chris Constable qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Brandon Miller qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Mr. Wei (Victor) Zhang, Mr. Daniel M. McCabe, and Mr. Ping Zhang. Mr. Ping Zhang serves as chairman of the compensation committee. We have adopted compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at a future annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers education, professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

We may not have a compensation committee in place prior to the completion of our initial business combination. Any executive compensation matters that arise prior to the time we have a compensation committee in place will be determined by our independent directors. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our directors and officers may continue to be involved in the formation of other special purpose acquisition companies in the future. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors, and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The founder shares beneficially owned by our officers and directors will be released from trust only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their founder shares or private units. Furthermore, our Sponsor, Whiteowl Holdings LLC, agreed that the private units will not be sold or transferred by it until we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to affect our initial business combination.

In general, officers and directors of a company incorporated under the laws of the Cayman Islands are required to present business opportunities to a company if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Post-offering Memorandum and Articles provides that, to the maximum extent permitted by applicable law, our officers or directors shall have no duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as our company. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) up to 21 months from the date of this prospectus (or any other applicable deadline as described in this prospectus). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he has pre-existing fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Entity’s Business	Affiliation
Ping Zhang

Green Leaf Air Freight Inc.

GalaxyEdge Acquisition Corporation

QuasarEdge Acquisition Corporation

Quantumsphere Acquisition Corporation

Quartzsea Acquisition Corporation

Yotta Acquisition Corporation

Quetta Acquisition Corporation

Pelican Acquisition Corporation

Investment and Air Freight Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

General Manager Chief Executive Officer Independent Director Chief Executive Officer Independent Director Independent Director Independent Director Independent Director

Daniel M. McCabe

Daniel M. McCabe, LLC

1200 Summer Street Association

Yotta Acquisition Corporation

Quetta Acquisition Corporation

Black Hawk Acquisition Corp.

GalaxyEdge Acquisition Corporation

Quartzsea Acquisition Corporation

Pelican Acquisition Corporation

Law Firm

Real Estate

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Partner Managing Partner Independent Director and Compensation Committee Chair Independent Director and Compensation Committee Chair Independent Director Independent Director Independent Director

Wei (Victor) Zhang	American Wall Street Listed Group Inc. GalaxyEdge Acquisition Corporation QuasarEdge Acquisition Corporation Quartzsea Acquisition Corporation Quantumsphere Acquisition Corporation	Consulting Company Special Purpose Acquisition Company Special Purpose Acquisition Company Special Purpose Acquisition Company Special Purpose Acquisition Company	Chief Executive Officer Independent Director Independent Director Independent Director Independent Director

Qi Gong

Yotta Acquisition Corporation

Quetta Acquisition Corporation

GalaxyEdge Acquisition Corporation

QuasarEdge Acquisition Corporation

Quantumsphere Acquisition Corporation

Pelican Acquisition Corporation

American Wall Street Listed Group Inc.

American Information Technology Inc.

U.S. China Health Products Inc.

U.S.-China Service Inc.

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Special Purpose Acquisition Company

Consulting Company

Information Technology Consulting Company

Marketing Consulting Company

Wealth Management Consulting Company

Independent Director

Independent Director

Independent Director

Chief Executive Officer

Independent Director

Independent Director

Chief Executive Officer

Chief Executive Officer

Chief Executive Officer

Chief Executive Officer

Accordingly, if any of the above officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them (and their permitted transferees will agree) and any Public Shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $15,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 31, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 11,406,650 Ordinary Shares issued and outstanding as of March 31, 2026.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(1)(2)	Approximate Percentage of Outstanding Beneficial Ownership
Whiteowl Holdings LLC (our Sponsor)(3)	3,126,650	27.41%
Ping Zhang(3)	3,126,650	27.41%
Wei (Victor) Zhang	-	-%
Daniel M. McCabe	-	-
Qi Gong	-	-%
Mizuho Financial Group, Inc.(4)	718,086	6.3%
All current directors and executive officers as a group (4 persons)	3,126,650	27.41%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1185 Avenue of the Americas, Suite 304, New York, NY 10036.
(2)	These shares represent 2,898,000 founder shares and 228,650 ordinary shares included in the private placement units held by Whiteowl Holdings LLC, which consist of founder shares issued in connection with the Company’s initial public offering.
(3)	Mr. Ping Zhang, the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and a director, may be deemed to beneficially own the shares by Whiteowl Holdings LLC by virtue of his control of such entity.
(4)	Represents ordinary shares beneficially owned by Mizuho Financial Group, Inc., as reported in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2026 and amended on February 17, 2026. Such shares are held by a wholly owned subsidiary, and Mizuho and certain of its affiliates may be deemed indirect beneficial owners of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 5, 2025, the Company issued to the Sponsor 2,898,000 ordinary shares, which we refer to herein as “founder shares,” for an aggregate purchase price of $25,000. Up to 378,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the underwriter’s full exercise of its over-allotment option on August 7, 2025, no founder shares were forfeited. Our Sponsor, Whiteowl Holdings LLC, is controlled by Mr. Ping Zhang, who also serves as our Chairman, Chief Executive Officer and Chief Financial Officer.

On August 7, 2025, the Company consummated its initial public offering (the “IPO”) of 7,200,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-seventh (1/7) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $72,000,000. In connection with the closing of the IPO, the underwriter fully exercised its over-allotment option to purchase an additional 1,080,000 Units, resulting in the sale of an aggregate of 8,280,000 Units and total gross proceeds of $82,800,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 228,650 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,286,500. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $82,800,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On September 30, 2025 the Company announced that holders of the Company’s units could elect to separately trade the ordinary shares and rights included in its units. The ordinary shares and rights are expected to trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “QUMS” and “QUMSR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “QUMSU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Co., in order to separate the holders’ Units into ordinary shares and rights.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement with our Sponsor on November 5, 2024, pursuant to which the Company agreed to pay the Sponsor a total of $15,000 per month for office space, administrative and support services commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the Company’s initial business combination or the Company’s liquidation. For the year ended March 31, 2026, the Company incurred $120,000 and paid the Sponsor $75,000 pursuant to the Administrative Services Agreement, as amended, the remaining $45,000 was accrued on the accompanying balance sheet.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Pursuant to our amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to 18 months to complete a business combination in accordance with the terms thereof, without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Our sponsor or its affiliates or designees are not obligated to fund the trust account to extend the time for us to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.25 per Class A ordinary share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, representative shares, private placement units, and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we have adopted prior to the consummation of this offering is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of amounts borrowed under an unsecured, interest-free promissory note in an aggregate principal amount of up to $700,000 issued by the Company to the Sponsor in connection with the initial public offering;

●	Payment to an affiliate of our sponsor of $15,000 per month, commencing on the effective date of the registration statement of our initial pubic offering through the earlier of the consummation of our initial business combination or the Company’s liquidation, for office space, utilities and secretarial and administrative support; and

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Wei (Victor) Zhang, Daniel M. McCabe and Qi Gong is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

CBIZ CPAs P.C., or “CBIZ”, acts as our independent registered public accounting firm. The following is a summary of fees paid to CBIZ for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ in connection with regulatory filings. The aggregate fees of CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and reviews of registration statements filed with the SEC, and other required filings with the SEC totaled $146,560 and $nil for the year ended March 31, 2026 and for the period from July 23, 2024 (inception) through March 31, 2025, respectively. The above amounts include interim procedures, audit fees, and reviews of registration statements.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ for any audit-related fees for the year ended March 31, 2026 and for the period from July 23, 2024 (inception) through March 31, 2025.

Tax Fees. We did not pay CBIZ for tax return services, planning and tax advice for the year ended March 31, 2026 and for the period from July 23, 2024 (inception) through March 31, 2025.

All Other Fees. We did not pay CBIZ for any other services for the year ended March 31, 2026 and for the period from July 23, 2024 (inception) through March 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Second Amended and Restated Memorandum and Articles of Association
4.1**	Specimen Unit Certificate
4.2**	Specimen Ordinary Shares Certificate
4.3**	Specimen Rights Certificate
4.4**	Rights Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
5.1**	Opinion of Celine and Partners, P.L.L.C.
5.2**	Opinion of Ogier
10.1***	Form of Letter Agreement among the Registrant and the Sponsor, Officers, and Directors
10.2***	Investment Management Trust Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
10.3***	Registration Rights Agreement by and between the Registrant and Insiders
10.4***	Form of Indemnity Agreement
10.5***	Subscription Agreement, as amended, between the Registrant and Whiteowl Holdings LLC
10.6**	Administrative Services Agreement
14.1*	Code of Ethics
31.1****	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2025.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on July 24, 2025.
***	Incorporated by reference to the Registrant’s Current Report Form 8-K filed on August 7, 2025.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantumsphere Acquisition Corporation

Date: June 15, 2026	By:	/s/ Ping Zhang
	Name:	Mr. Ping Zhang
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ping Zhang	Chief Executive Officer and Chairman	June 15, 2026
Mr. Ping Zhang	(Principal Executive Officer and Principal Accounting and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quantumsphere Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quantumsphere Acquisition Corporation (the “Company”) as of March 31, 2026 and 2025, the related statements of operations, shareholders’ (deficit) Equity and cash flows for the year ended March 31, 2026 and for the period from July 23, 2024 (inception) through March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the year ended March 31, 2026 and for the period from July 23, 2024 (inception) through March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before February 7, 2027. The Company entered into a definitive merger agreement with a business combination target on October 3, 2025; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to February 7, 2027, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after February 7, 2027, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Morristown, NJ

June 15, 2026

QUANTUMSPHERE ACQUISITION CORPORATION

BALANCE SHEETS

	March 31, 2026	March 31, 2025
Assets:
Current Assets
Cash	$187,907	$64,357
Other receivable	-	3,062
Prepaid expenses and other current assets	129,396	50,000
Total Current Assets	317,303	117,419

Deferred offering costs	-	131,563
Prepaid expenses, non-current	36,937	-
Investments held in Trust Account	84,846,125	-
Total Assets	$85,200,365	$248,982

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accrued expenses	273,747	40,000
Promissory note – related party	-	200,000
Total Current Liabilities	273,747	240,000

Deferred underwriting fee payable	3,312,000	-
Total Liabilities	3,585,747	240,000

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, 8,280,000 shares and 0 shares at redemption value of $10.25 and $0 per share as of March 31, 2026 and March 31, 2025, respectively	84,846,125	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,126,650 shares and 2,898,000(1) issued and outstanding, respectively as of March 31, 2026 and March 31, 2025 (excluding 8,280,000 and 0 shares subject to possible redemption as of March 31, 2026 and March 31, 2025, respectively)	313	290
Additional paid-in capital	-	24,710
Accumulated deficit	(3,231,820)	(16,018)
Total Shareholders’ (Deficit) Equity	(3,231,507)	8,982
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$85,200,365	$248,982

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

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2026	For the Period from July 23, 2024 (inception) through March 31, 2025
General and administrative expenses	$1,076,186	$17,639
Loss from operations	(1,076,186)	(17,639)

Other income:
Interest income	8,267	1,621
Interest earned on investments held in Trust Account	2,046,125	-
Total other income	2,054,392	-
Income (Loss) before income taxes	978,206	(16,018)
Income taxes provision	-	-
Net income (loss)	$978,206	$(16,018)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,353,644	-
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.12	$(0.00)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,045,839	2,898,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.12	$(0.01)

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

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – April 1, 2025(1)	2,898,000	$290	$24,710	$(16,018)	$8,982
Issuance of Private Placement Units	228,650	23	2,286,477	-	2,286,500
Issuance of Public Rights net of issuance costs of $102,558	-	-	1,801,841	-	1,801,841
Remeasurement of carrying value to redemption value	-	-	(6,260,911)	(2,046,125)	(8,307,036)
Reclassification of negative additional paid-in capital to accumulated deficit	-	-	2,147,883	(2,147,883)	-
Net income	-	-	-	978,206	978,206
Balance – March 31, 2026	3,126,650	$313	$-	$(3,231,820)	$(3,231,507)

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

FOR THE PERIOD FROM JULY 23, 2024 (INCEPTION) THROUGH MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 23, 2024	-	$-	$-	$-	$-
Issuance of Founder Shares to Sponsor(1)	2,898,000	290	24,710	-	25,000
Net loss	-	-	-	(16,018)	(16,018)
Balance – March 31, 2025	2,898,000	$290	$24,710	$(16,018)	$8,982

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

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

	For the Year Ended March 31, 2026	Period from July 23, 2024 (inception) through March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$978,206	$(16,018)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,046,125)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(116,333)	(50,000)
Accrued expenses and other current liabilities	233,747	-
Other receivable	3,062	(3,062)
Net cash used in operating activities	(947,443)	(69,080)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(82,800,000)	-
Net cash used in investing activities	(82,800,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of private units	2,286,500	-
Proceeds from Initial Public Offering	82,800,000	-
Payment of underwriter fees	(586,500)	-
Proceeds from issuance of common stock to Sponsor	-	25,000
Payment of offering costs	(429,007)	(91,563)
Proceeds from promissory note – related party	10,000	200,000
Repayment of promissory note – related party	(210,000)	-
Net cash provided by financing activities	83,870,993	133,437

Net Changes in Cash	123,550	64,357
Cash – Beginning of period	64,357	-
Cash – End of period	$187,907	$64,357

Supplemental Disclosure of Non-cash Financing Activities:
Reclassification of negative additional paid-in capital to accumulated deficit	$2,147,883	$-
Issuance of Public Rights net of issuance costs of $102,558	$1,801,841	$-
Remeasurement of carrying value to redemption value	$8,307,036	$-
Deferred underwriting fee payable	$3,312,000	$40,000
Prior year deferred offering cost charged to additional paid-in capital	$131,563	$-

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2026, the Company had not commenced any operations. For the period from July 23, 2024 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) and subsequent to the IPO, identifying a target company for a Business Combination. On October 3, 2025, the Company entered into a Merger Agreement with SACH Pte. Ltd. and related parties in connection with its proposed initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

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

Transaction costs amounted to $4,459,070 consisting of $3,898,500 of underwriting commissions, $586,500 of which was paid in cash at the closing date of the IPO and $560,570 of legal and other offering costs.

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

The Company has 18 months from the consummation of the IPO, or February 7, 2027, to consummate its initial business combination (“Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Merger Agreement

On October 3, 2025, Quantumsphere Acquisition Corporation, a Cayman Islands exempted company (the “Company” or “Quantumsphere”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omnivate Global Ltd., a Cayman Islands exempted company (“HoldCo”), SACH Pte. Ltd., a Singapore exempted company (“SACH”), QUMS Pubco Ltd., a Cayman Islands exempted company (“PubCo”), and SACH Merge Sub Ltd., a Cayman Islands exempted company (“Merger Sub”).

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

Under the Merger Agreement, all of the issued and outstanding shares of SACH will be exchanged for newly issued ordinary shares of Pubco, and no cash consideration will be paid to SACH shareholders. The transaction values SACH at an equity value of approximately $300 million. Upon completion of the Business Combination, the existing shareholders of SACH will receive newly issued ordinary shares of Pubco based on the agreed valuation in the Merger Agreement, and the existing shareholders of the Company, including Whiteowl Holdings LLC, the sponsor of the Company, are expected to receive equity interests in Pubco pursuant to the terms of the Merger Agreement. The final ownership percentages will depend on the level of redemptions by the Company’s public shareholders and other transaction adjustments.

The closing of the Business Combination is subject to approval by the shareholders of both the Company and SACH, regulatory approvals, satisfaction of customary closing conditions and the availability of minimum cash proceeds following any redemptions of the Company’s public shares. The Merger Agreement may be terminated without penalty upon written notice by either party under certain circumstances, including failure to obtain required regulatory approvals despite using commercially reasonable efforts, a material adverse change affecting the other party, the failure of any closing condition that is not within the reasonable control of the terminating party, or mutual agreement of the parties. The Merger Agreement may also be terminated by the Purchaser Parties or the Company Group, as applicable, upon an uncured material breach by the other party of its representations, warranties, agreements or covenants, subject to a 30-day cure period following notice of such breach. The Merger Agreement does not provide for any termination fees payable by either party solely as a result of such termination.

The Merger Agreement also provides for certain operation and maintenance funding arrangements to the Sponsor in three loans consisting of Sponsor Loan I, Sponsor Loan II and Sponsor Loan III (collectively, the “Sponsor Loans”) totaling $1.0 million. Each Sponsor Loan is documented by a promissory note issued by the Sponsor. If SACH and HoldCo fails to fund any of these loans by the applicable due date, such failure constitutes a material breach of the Merger Agreement. In such event, the non-breaching party may exercise its termination rights under the Merger Agreement, including seeking any applicable remedies as provided therein.

The Sponsor may, in its sole discretion, repay any of Sponsor Loan I, Sponsor Loan II, or Sponsor Loan III in cash or in Founder Shares valued at $10.00 per share (referred to as “Sponsor Promote Shares” in Section 8.8(d) of the Merger Agreement). Sponsor Loan I and II were fully funded in the amount of $250,000 each time on October 9, 2025 and October 17, 2025, respectively. Sponsor Loan III was fully funded in the amount of $500,000 on January 2, 2026. As of March 31, 2026, the Sponsor had not advanced any portion of the Sponsor Loans to the Company. The Company’s funding to date has consisted of the net proceeds of the IPO and the Private Placement and the related-party Promissory Notes described in Note 5, which were repaid in full upon the closing of the IPO; no Working Capital Loans had been drawn as of March 31, 2026.

The closing of the Business Combination is subject to approval by the shareholders of both the Company and SACH, regulatory approvals, satisfaction of customary closing conditions and the availability of minimum cash proceeds following any redemptions of the Company’s public shares. The Merger Agreement may be terminated without penalty upon written notice by either party under certain circumstances, including failure to obtain required regulatory approvals despite using commercially reasonable efforts, a material adverse change affecting the other party, the failure of any closing condition that is not within the reasonable control of the terminating party, or mutual agreement of the parties. The Merger Agreement may also be terminated by the Purchaser Parties or the Company Group, as applicable, upon an uncured material breach by the other party of its representations, warranties, agreements or covenants, subject to a 30-day cure period following notice of such breach. The Merger Agreement does not provide for any termination fees payable by either party solely as a result of such termination.

Sponsor Support Agreement

Whiteowl Holdings LLC, the sponsor of the Company (the “Sponsor”), entered into a Sponsor Support Agreement pursuant to which it agreed to vote its shares of the Company in favor of the Merger Agreement and take certain other actions in support of the transaction.

Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, certain shareholders of SACH entered into a support agreement with the Parent, pursuant to which each such shareholder of SACH agreed to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

Lock-up Agreement

In connection with the transactions contemplated by the Merger Agreement, Quantumsphere, the Sponsor, PubCo, Whiteowl Holdings LLC, certain Company Shareholders, HoldCo and SACH entered into a Lock-Up Agreement, dated October 3, 2025. Pursuant to the Lock-Up Agreement, the applicable holders agreed not to transfer their Lock-Up Shares during the applicable lock-up period, subject to certain customary exceptions.

With respect to the Sponsor, the Whiteowl Holdings LLC and their permitted transferees, the lock-up period begins on the closing date and ends on the earliest of (i) the date that is 365 days after the closing date, (ii) the date on which the closing trading price of PubCo ordinary shares equals or exceeds $15.00 per share, as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like, for any 20 trading days within any 30-trading day period at least 150 days after the closing date, or (iii) the consummation of a bona fide liquidation, merger, stock exchange, reorganization, tender offer, change of control or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their PubCo ordinary shares for cash, securities or other property.

With respect to the Company Shareholders, HoldCo shareholders and their permitted transferees, the lock-up period begins on the closing date and ends on the earliest of (i) the date that is 365 days after the closing date, (ii) the date on which the closing trading price of PubCo ordinary shares equals or exceeds $12.00 per share, as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like, for any 20 trading days within any 30-trading day period at least 150 days after the closing date, or (iii) the consummation of a bona fide liquidation, merger, stock exchange, reorganization, tender offer, change of control or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their PubCo ordinary shares for cash, securities or other property.

Going Concern Consideration

As of March 31, 2026, the Company had $187,907 of cash and a working capital surplus of $43,556. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until February 7, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $187,907 and $64,357 in cash and none in cash equivalents as of March 31, 2026 and March 31, 2025, respectively.

Investments Held in Trust Account

At March 31, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such an account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $4,459,070 consisting principally of $3,898,500 underwriting fees and $560,570 legal and other expenses that were directly related to the IPO. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ equity, based on the classification of underlying financial instruments. shareholders’ equity upon the completion of the IPO.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares (valued at $10 per share) sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of March 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights	-	(1,904,400)
Allocation of offering costs related to redeemable shares	-	(4,356,511)
Plus:
Remeasurement of carrying value to redemption value	-	8,307,036
Ordinary shares subject to possible redemption – March 31, 2026	8,280,000	$84,846,125

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of net income (loss) per redeemable share and net income (loss) per non-redeemable share following the two-class method of net income per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended March 31, 2026	For the Period from July 23, 2024 (inception) through March 31, 2025
Net income (loss)	$978,206	$(16,018)

	For the Year Ended March 31, 2026		Period from July 23, 2024 (inception) through March 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares		Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$623,487	$354,719	$		$(16,018)

Denominator:
Basic and diluted weighted average shares outstanding(1)	5,353,644	3,045,839		-	2,898,000
Basic and diluted net income (loss) per ordinary share	$0.12	$0.12		$(0.00)	$(0.01)

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

Income Taxes

The Company accounts for income taxes under ASC 740, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03, as clarified by ASU 2025-01, on its financial statement disclosures. The adoption is not expected to impact the Company’s financial position, results of operations, or cash flows, as the amendments relate to disclosure requirements only.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 228,650 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,286,500. Each Private Unit was identical to the Public Units sold in the IPO, except that they are not registered under the Securities Act. Additionally, the Sponsor has agreed not to transfer, assign, or sell any of the private units or the securities underlying such private units at least 30 days following the consummation of our business combination.

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

Advances - Related Party

Prior to the closing of the IPO, the Company advanced $165,000 to the Sponsor for the purchase of a two-year Directors and Officers Liability policy with a total premium of $145,000 and a vendor retainer payment of $20,000. The $20,000 vendor retainer was paid during the quarter ended September 30, 2025, and the remaining $145,000 insurance premium was paid subsequent to September 30, 2025.

Promissory Note — Related Party

On March 9, 2025 and July 22, 2025, the Sponsor agreed to loan the Company an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes are unsecured, interest-free and due on the date on which the Company closes the IPO. The outstanding loan balance of $210,000 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 7, 2025. The Promissory Notes have been retired and are no longer available for further drawdowns. As of March 31, 2026 and March 31, 2025, the Company had $0 and $200,000 outstanding loan balance under the Promissory Notes, respectively.

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

As of March 31, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 5, 2025, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. For the year ended March 31, 2026, the Company incurred $120,000 of administrative service fees, of which $75,000 was paid and $45,000 remained accrued and included in accrued expenses on the accompanying balance sheet as of March 31, 2026. The Company did not incur any administrative fees during fiscal year ended March 31, 2025.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including tariffs, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares issued and outstanding as of March 31, 2026, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make demands that the Company register such securities. Both the holders of the Founder Shares and the holders of the private units as well as shares issued in payment of working capital loans made to the Company, if applicable, will have the ability to elect to exercise these registration rights at any time after the consummation of an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On March 3, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement (the “Amendment”) with Polaris Advisory Partners, LLC (f/k/a SPAC Advisory Partners), a division of Kingswood Capital Partners LLC, as representative of the several underwriters (the “Representative”), and Kingswood Capital Partners LLC.

The Amendment amends that certain Underwriting Agreement, dated August 5, 2025, by and between the Company, the Representative, and Kingswood Capital Partners LLC, to revise the calculation and payment terms of the deferred underwriting commission.

Pursuant to the Amendment, the Deferred Underwriting Commission will be payable from the trust account upon consummation of the Company’s initial business combination and equals 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the trust account after giving effect to all properly submitted redemptions in connection with the initial business combination. The Amendment also clarifies that the underwriters may waive the Deferred Underwriting Commission prior to the consummation of the Company’s initial business combination.

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

Finder’s Fee Agreement

On August 8, 2025, the Company entered into a Finder’s Engagement Agreement with Aspira Capital Consulting LTD (the “Finder”), pursuant to which the Finder has been engaged on a nonexclusive basis to introduce potential target businesses to the Company in connection with a potential initial business combination. Under the terms of the agreement, the Company agreed to pay the Finder a one-time non-refundable retainer fee of $300,000 upon execution of the agreement and, upon the successful closing of a business combination, a success fee of $3,500,000. The Finder will also be entitled to reimbursement, on a monthly basis, of reasonable out-of-pocket expenses, subject to an aggregate cap of $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. On February 21, 2026, the Company, the Finder and SACH Pte. Ltd. (the “Target”) entered into Amendment No. 1 to the Finder’s Agreement, pursuant to which the parties agreed that the $3,500,000 success fee will be satisfied in full through the issuance by the Target of 1,200,000 ordinary shares to the Finder at the closing of the business combination, with no cash payment owed by the Company. The Target acknowledged the Finder as the procuring cause of the transaction and assumed the obligation to issue such shares. As of March 31, 2026, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

Note 7 — Shareholders’ (Deficit) Equity

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. Upon the Company’s initial capitalization, the Sponsor subscribed for 2,875,000 ordinary shares of the Company. On March 9, 2025, the Company entered into a subscription agreement with the Sponsor for the purchase of 2,415,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0104 per ordinary share. As a result, the Sponsor surrendered 460,000 ordinary shares for no consideration to the Company for the cancellation on May 6, 2025 and, as of that date, held the balance of 2,415,000 ordinary shares. On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000. At March 31, 2026 and March 31, 2025, there were 3,126,650 (including the purchase of 228,650 Private Units) and 2,898,000 (retroactively restated to reflect the additional share purchase by the Sponsor) ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$84,846,125	$84,846,125	-	-

The rights issued in connection with the IPO and the Private Placement are classified as equity (see Note 2). At issuance on August 7, 2025, $1,904,400 of the proceeds of the IPO was allocated to the public rights on a relative fair value basis, as reflected in the reconciliation of ordinary shares subject to possible redemption included in Note 2. The rights are not subsequently remeasured at fair value.

The following table presents the fair value hierarchy level of the valuation inputs utilized to determine the fair value of the Public Rights at issuance:

	Level	August 7, 2025
Equity:
Fair value of Public Rights for ordinary shares subject to possible redemption allocation	3	$1,904,400

The fair value of the Public Rights was determined using an iterative analysis based on market comparables. The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of Public Rights:

August 7, 2025
Fair value of common share	$9.77
Market implied business combination likelihood	16.8%
Fair value per share right	$0.23

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer and Chairman (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company’s CODM does not review assets by segment in her evaluation and therefore assets by segment are not disclosed below.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended March 31, 2026	For the Period from July 23, 2024 (inception) through March 31, 2025
General and administrative expenses	$1,076,186	$17,639
Interest earned on investments held in Trust Account	$2,046,125	$-

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.