Form 10-K/A
period 2026-03-31
Quantumsphere Acquisition Corp
filed 2026-07-01
CIK 2070900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 31, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was approximately $84,787,200.

As of June 29, 2026, there were 10,936,105 ordinary shares issued and outstanding.

Quantumsphere Acquisition Corporation

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Quantumsphere Acquisition Corporation (the “Company”) for the fiscal year ended March 31, 2026, as originally filed with the Securities and Exchange Commission on June 15, 2026 (the “Original Filing”).

This Amendment is being filed solely to include the Company’s Clawback Policy as Exhibit 97.1 to the Original Filing.

No other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures contained in the Original Filing in any way other than as described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Amendment:

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Second Amended and Restated Memorandum and Articles of Association
4.1**	Specimen Unit Certificate
4.2**	Specimen Ordinary Shares Certificate
4.3**	Specimen Rights Certificate
4.4**	Rights Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
5.1**	Opinion of Celine and Partners, P.L.L.C.
5.2**	Opinion of Ogier
10.1***	Form of Letter Agreement among the Registrant and the Sponsor, Officers, and Directors
10.2***	Investment Management Trust Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
10.3***	Registration Rights Agreement by and between the Registrant and Insiders
10.4***	Form of Indemnity Agreement
10.5***	Subscription Agreement, as amended, between the Registrant and Whiteowl Holdings LLC
10.6**	Administrative Services Agreement
14.1*	Code of Ethics
31.1****	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
97.1****	CLAWBACK POLICY

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 30, 2025.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on July 24, 2025.
***	Incorporated by reference to the Registrant’s Current Report Form 8-K filed on August 7, 2025.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantumsphere Acquisition Corporation

Date: July 1, 2026	By:	/s/ Ping Zhang
	Name:	Mr. Ping Zhang
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ping Zhang	Chief Executive Officer and Chairman	July 1, 2026
Mr. Ping Zhang	(Principal Executive Officer and Principal Accounting and Financial Officer)

3