Form 10-Q
period 2026-06-30
Quantumsphere Acquisition Corp
filed 2026-08-14
CIK 2070900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, 11,406,650 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quantumsphere Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUMSPHERE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(Unaudited)
Assets:
Current Assets
Cash	$4,901	$187,907
Other receivable	-	-
Prepaid expenses	79,780	129,396
Total Current Assets	84,681	317,303

Prepaid expenses	46,538	-
Deferred offering costs	-	36,937
Investments held in Trust Account	85,597,135	84,846,125
Total Assets	$85,728,354	$85,200,365

Liabilities, Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accrued expenses	$227,723	$273,747
Total Current Liabilities	227,723	273,747

Deferred underwriting fee payable	3,312,000	3,312,000
Total Liabilities	3,539,723	3,585,747

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, $0.0001 par value, 8,280,000 shares at redemption value of $10.34 per share	85,597,135	84,846,125

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,126,650 shares and outstanding (excluding 8,280,000 shares subject to possible redemption)	313	313
Additional paid-in capital	-	-
Accumulated deficit	(3,408,817)	(3,231,820)
Total Shareholders’ Deficit	(3,408,504)	(3,231,507)
Total Liabilities, Shares Subject to Possible Redemption and Shareholders’ Deficit	$85,728,354	$85,200,365

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
General and administrative expenses	$177,441	$15,750
Loss from operations	(177,441)	(15,750)

Other income:
Interest income	444	291
Interest earned on investments held in Trust Account	751,010	-
Total other income	751,454	291
Net income (loss)	$574,013	$(15,549)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	8,280,000	-
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.05	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	3,126,650	2,520,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.05	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2026

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2026	3,126,650	$313	$-	$(3,231,820)	$(3,231,507)
Remeasurement of carrying value to redemption value	-	-	-	(751,010)	(751,010)
Net income	-	-	-	574,013	574,013
Balance – June 30, 2026	3,126,650	$313	$-	$(3,408,817)	$(3,408,504)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 31, 2025	2,898,000	$290	$24,710	$(16,018)	$8,982
Net loss	-	-	-	(15,459)	(15,459)
Balance – June 30, 2025	2,898,000	$290	$24,710	$(31,477)	$(6,477)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMSPHERE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$574,013	$(15,459)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(751,010)	-
Changes in operating assets and liabilities:
Prepaid expenses	40,015	50,000
Other receivable	-	3,062
Accounts payable and accrued expenses	(46,024)	(20,000)
Net cash used in operating activities	(183,006)	17,603

Cash Flows from Financing Activities:
Payment of offering costs	-	(74,401)
Net cash provided by financing activities	-	(74,401)

Net Changes in Cash	(183,006)	(56,798)
Cash – Beginning of period	187,907	64,357
Cash – End of period	$4,901	$7,559

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of carrying value to redemption value	$751,010	$-
Deferred offering costs included in accrued expenses	-	$20.000

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

As of June 30, 2026, the Company had not commenced any operations. For the period from July 23, 2024 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”). Subsequent to the IPO, the Company’s efforts have focused on identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

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

Sponsor Loan I and II were fully funded in the amount of $250,000 each time on October 9, 2025 and October 17, 2025, respectively. Sponsor Loan III was fully funded in the amount of $500,000 on January 2, 2026. None of these funds were lent to the SPAC.

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

Going Concern Consideration

As of June 30, 2026, the Company had $4,901 of cash and a working capital deficit of $143,042. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until February 6, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on June 15, 2026. The interim results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected through March 31, 2027 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,901 and $187,907 in cash and none in cash equivalents as of June 30, 2026 and March 31, 2026, respectively.

Investments Held in Trust Account

As of June 30, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares (valued at $10 per share) sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights	-	(1,904,400)
Allocation of offering costs related to redeemable shares	-	(4,356,511)
Plus:
Remeasurement of carrying value to redemption value	-	9,307,036
Ordinary shares subject to possible redemption – March 31, 2026	8,280,000	$84,846,125
Plus:	-	751,010
Remeasurement of carrying value to redemption value	8,280,000	$85,597,135

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares include of an aggregate of 378,000 ordinary shares that are no longer subject to forfeiture as a result of the underwriter’s full exercise of its over-allotment option to purchase 1,080,000 units on August 7, 2025. For the three months ended June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net income (loss)	$574,013	$(15,549)

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$416,672	$157,341	$-	$(15,459)

Denominator:
Basic and diluted weighted average shares outstanding	8,280,000	3,126,650	-	2,520,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$-	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On March 9, 2025 and July 22, 2025, the Sponsor agreed to loan the Company an aggregate amount of $200,000 and $500,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes are unsecured, interest-free and due on the date on which the Company closes the IPO. The outstanding loan balance of $210,000 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 7, 2025. The Promissory Notes have been retired and are no longer available for further drawdowns. As of June 30, 2026 and March 31, 2026, the Company had $0 and $0 outstanding loan balance under the Promissory Notes, respectively.

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

The Company incurred $45,000 and $0 for the three months ended June 30, 2026 and June 30, 2025, respectively. Administrative service fees payable for the three months ended June 30, 2026 and June 30, 2025 recorded in accrued expenses amounts to $75,000 and $0, respectively.

For the fiscal year ended March 31, 2026, the Company incurred $120,000 of administrative service fees, of which $75,000 was paid and $45,000 remained accrued as of March 31, 2026.

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

As of June 30, 2026 and March 31, 2026, the Company had no borrowings under the Working Capital Loans.

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

Finder’s Fee Agreement

On August 8, 2025, the Company entered into a Finder’s Engagement Agreement with Aspira Capital Consulting LTD (the “Finder”), pursuant to which the Finder has been engaged on a nonexclusive basis to introduce potential target businesses to the Company in connection with a potential initial business combination. Under the terms of the agreement, the Company agreed to pay the Finder a one-time non-refundable retainer fee of $300,000 upon execution of the agreement and, upon the successful closing of a business combination, a success fee of $3,500,000. The Finder will also be entitled to reimbursement, on a monthly basis, of reasonable out-of-pocket expenses, subject to an aggregate cap of $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. On February 21, 2026, the Company, the Finder and SACH Pte. Ltd. (the “Target”) entered into Amendment No. 1 to the Finder’s Agreement, pursuant to which the parties agreed that the $3,500,000 success fee will be satisfied in full through the issuance by the Target of 1,200,000 ordinary shares to the Finder at the closing of the business combination, with no cash payment owed by the Company. The Target acknowledged the Finder as the procuring cause of the transaction and assumed the obligation to issue such shares. As of June 30, 2026, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

Note 7 — Shareholders’ Deficit

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. Upon the Company’s initial capitalization, the Sponsor subscribed for 2,875,000 ordinary shares of the Company. On March 9, 2025, the Company entered into a subscription agreement with the Sponsor for the purchase of 2,415,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0104 per ordinary share. As a result, the Sponsor surrendered 460,000 ordinary shares for no consideration to the Company for the cancellation on May 6, 2025 and, as of that date, held the balance of 2,415,000 ordinary shares. On August 5, 2025, the Sponsor and the Company entered into the first amendment to the subscription agreement, pursuant to which the number of founder shares was increased to 2,898,000. At June 30, 2026 and March 31, 2026, there were 3,126,650 (including the purchase of 228,650 Private Units) and 2,898,000 (retroactively restated to reflect the additional share purchase by the Sponsor) ordinary shares issued and outstanding, respectively, excluding 8,280,000 ordinary shares subject to possible redemption at June 30, 2026 and March 31, 2026, respectively, which are presented as ordinary shares subject to possible redemption.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$85,597,135	$85,597,135	-	-

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$84,846,125	$84,846,125	-	-

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
General and administrative expenses	$177,441	$15,750
Interest earned on investments held in Trust Account	$751,010	$-

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from July 23, 2024 (Inception) through June 30, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenue until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had a net income of $574,013, which consisted of interest income of $444 and interest income on investments held in Trust Account of $751,010, offset by formation and operating cost of $177,441.

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

As of June 30, 2026, we had cash of $4,901 and a working capital deficit of $143,042.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on August 5, 2025, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation of a business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. The Company incurred $45,000 and $0 for the three months ended June 30, 2026 and June 30, 2025, respectively.

For the three months ended June 30, 2026, the Company incurred $45,000 of administrative service fees, of which $45,000 remained accrued as of June 30, 2026. For the fiscal year ended March 31, 2026, the Company incurred $120,000 of administrative service fees, of which $75,000 was paid and $45,000 remained accrued as of March 31, 2026.

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

Finder’s Agreement

On August 8, 2025, the Company entered into a Finder’s Agreement with Aspira Capital Consulting LTD. Pursuant to the Finder’s Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $300,000, payable upon the execution of Finder’s Agreement. The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws and is not acting as a broker-dealer in connection with the transaction. The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction. On February 21, 2026, the Company, the Finder and SACH Pte. Ltd. (the “Target”) entered into Amendment No. 1 to the Finder’s Agreement, pursuant to which the parties agreed that the $3,500,000 success fee will be satisfied in full through the issuance by the Target of 1,200,000 ordinary shares to the Finder at the closing of the business combination, with no cash payment owed by the Company. The Target acknowledged the Finder as the procuring cause of the transaction and assumed the obligation to issue such shares. As of June 30, 2025, the retainer fee of $300,000 had been paid in full, and there was no outstanding balance.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitment and contingencies in its financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2026

Quantumsphere Acquisition Corporation

By:	/s/ Ping Zhang
Name:	Ping Zhang
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)